Form 10QSB
period 2008-01-31
Avatar Ventures Corp.
filed 2008-05-15
CIK 1416299

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January y 31, 2008

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Avatar Ventures Corp.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

POSTAL CODE 130021, BOX 2225, MING DE ROAD POST OFFICE, CHAO YANG, CHANG CHUN CHINA 1300006

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

011-86-135-9605-1170

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [  x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January y 31, 2008 was 4,500,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

 Avatar Ventures Corp.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

Avatar Ventures Corp.

(A Development Stage Company)

Statement of Operations

(Unaudited- Prepared by Management)

	Three Months Ended	Three Months Ended	Six Months Ended	From August 14, 2006 (Inception)	September 6, 2005 (Inception)
	January 31, 2008	January 31, 2007	January 31, 2008	to January 31, 2007	to January 31, 2008
Revenues
Revenues	-	-	-	-	-
Total Revenues	-	-	-	-	-

General and Administrative Expenses
Professional Fees	201	-	4,151	-	50
Bank Charges	330	-	405	-	550

Total General and Administrative Expenses	531	-	4,556	-	600

Net (Loss) for the Period	(531)	-	(4,556)	-	(600)

Net (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	4,500,000	-	4,500,000	-

The accompanying notes are an integral part of the consolidated financial statements

Avatar Ventures Corp.

(A Development Stage Company)

Balance Sheet

As at January  31, 2008

(With Comparative Figures as at November 30, 2005)

(Unaudited-Prepared by Management)

	As of January 31, 2008	As of July 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	1,000	5

Subscription Receivable	-	4,500

TOTAL ASSETS	$ 1,000	$ 4,505

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Other Liabilities	251	600

Loan from Related Party	1,405	5

TOTAL CURRENT LIABILITIES	1,656	605

SHAREHOLDERS' EQUITY
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and outstanding
4,500,000 common shares issued and outstanding as of July 31, 2007	4,500	4,500

(Deficit) accumulated during the exploration stage	(5,156)	(600)
TOTAL STOCKHOLDERS' EQUITY	(656)	3,900

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 1,000	$ 4,505

Approved on Behalf of the Board
"Zhen Chen" Director and Chief Executive Officer

The accompanying notes are an integral part of the consolidated financial statements

Avatar Ventures Corp.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited-Prepared by Management)

	Three Months Ended	Three Months Ended	Six Months Ended	From August 14, 2006 (Inception)	September 6, 2005 (Inception)
	January 31, 2008	January 31, 2007	January 31, 2008	to January 31, 2007	to January 31, 2008

Cash Flows from Operating Activities
Net (loss) for the period	(531)	-	(4,556)	-	(5,156)

Changes in non-cash working capital items
Increase (decrease) in Accounts Payable	201	-	(349)	-	251
Decrease (increase) in Subscription Receivables	-	-	4,500	-	-
Net Cash Flow provided by (used in) operating activities	(330)	-	(405)	-	(4,905)

Cash Flows from Investing Activities
Net Cash provided (used in) investing activities	-	-	-	-	-

Cash Flow from Financing Activities
Capital Stock	-	-	-	-	4,500
Shareholder Loan	1,300	-	1,400	5	1,405
Net Cash provided by (used in) financing activities	1,300	-	1,400	5	5,905

Net increase (decrease) in cash	970	-	995	5	1,000

Cash, beginning of period	30	-	5	-	-
Cash, end of period	1,000	-	1,000	5	1,000

Noncash investing and financing activities:
Supplement disclosures of cash flows information:
Interest Paid	-	-	-	-	-
Income Taxes Paid	-	-	-	-	-

The accompanying notes are an integral part of the consolidated financial statements

AVATAR VENTURES CORP.

(A Development Stage Company)

Notes to the Financial Statements

For the Three Months Ended January 31, 2008

1. Nature and Continuance of Operations

Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $5,156 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The company's year-end is July 31.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting- principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at the period end exchange rate, non-monetary assets are translated at historical exchange rates and all income and expenses are translated at average exchange rates prevailing during the period. Foreign currency translation adjustments are included in income.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximate their fair values. These financial statements include cash, receivables, advances receivable, cheques issued in excess of cash, accounts payable and property obligations payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless otherwise noted, fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 for its characterization of the Company as development stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Financial Instruments

The carrying value of the Company's financial instruments consisting of cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2007, diluted net loss per share is equivalent to basic net loss per share.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3. SHARE CAPITAL

On July 21, 2007, the Company issued 4,500,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $4,500.

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 4,500,000 common shares at a price of $0.001 per share

	Shares
	#	$
Balance, January 31, 2008	4,500,000	4,500

4. RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the company $1,405, without interest and fixed term of repayment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Avatar Ventures Corp. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January  31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Avatar Ventures Corp. was incorporated in the state of Nevada on August 14, 2006. Avatar intends to be a developer of aftermarket electronic accessories for consumer motor vehicles. The Company's first product in development is a cellular phone car adapter which enables to cellular text messages and wireless emails to be displayed on a small LCD screen attached to the car's dashboard area. Text message and emails received by the user's cellular phone will be wirelessly transmitted to the car adapter via Bluetooth technology. We expect that  a working, prototype will be completed by the end of August 2008. We currently have not advanced beyond the business plan state from our inception until the date of this filing.

Results of Operations

Avatar has not generated any revenues for the quarter ended January  31, 2008.

The Company experienced general and administration expenses of $531 and $4,556 for the three months and six months ended January  31, 2008, respectively. Since the Company's inception of August 14, 2006 the Company has experienced total general and administration expenses of $5,156. The majority of the expenses experienced by the Company has been related to registering the Company's common stock for public sale in the United States.

For the three months ended January 31, 2008, the company experienced a net loss of $531.

Liquidity and Capital Resources

During the three month period ended January  31, 2008, the Company satisfied its working capital needs by loaning cash from the director and equity from shareholder's initial seed financing.. As of January  31, 2008, the Company has cash on hand in the amount of $1,000. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 15, 2008

May 15, 2008	/s/ "Zhen Chen"
Mr. Zhen Chen, President