Form 10QSB
period 2008-04-30
Avatar Ventures Corp.
filed 2008-06-10
CIK 1416299

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of April 30, 2008 was 4,500,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

 Avatar Ventures Corp.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

Avatar Ventures Corp.

(A Development Stage Company)

Statement of Operations

(Unaudited- Prepared by Management)

	Three Months Ended	Three Months Ended	Nine Months Ended	From August 14, 2006 (Inception)	From August 14, 2006 (Inception)
	April 30, 2008	April 30, 2007	April 30, 2008	to April 30, 2007	to April 30, 2008
Revenues
Revenues	-	-	-	-	-
Total Revenues	-	-	-	-	-

General and Administrative Expenses
Filing Fees	-	-	-	-	50
Professional Fees	600	-	4,751	-	5,301
Bank Charges	81	-	486	-	486

Total General and Administrative Expenses	681	-	5,237	-	5,837

Net (Loss) for the Period	(681)	-	(5,237)	-	(5,837)

Net (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	4,500,000	-	4,500,000	-

The accompanying notes are an integral part of the consolidated financial statements

Avatar Ventures Corp.

(A Development Stage Company)

Balance Sheet

As at April 30, 2008

(With Comparative Figures as at July 31, 2007)

(Unaudited-Prepared by Management)

	As of April 30, 2008	As of July 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	118	5

Subscription Receivable	-	4,500

TOTAL ASSETS	$ 118	$ 4,505

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Other Liabilities	50	600

Loan from Related Party	1,405	5

TOTAL CURRENT LIABILITIES	1,455	605

SHAREHOLDERS' EQUITY
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and outstanding
4,500,000 common shares issued and outstanding as of July 31, 2007	4,500	4,500

(Deficit) accumulated during the exploration stage	(5,837)	(600)
TOTAL STOCKHOLDERS' EQUITY	(1,337)	3,900

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 118	$ 4,505

Approved on Behalf of the Board
"Zhen Chen" Director and Chief Executive Officer

The accompanying notes are an integral part of the consolidated financial statements

Avatar Ventures Corp.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited-Prepared by Management)

	Three Months Ended	Three Months Ended	Nine Months Ended	From August 14, 2006 (Inception)	From August 14, 2006 (Inception)
	April 30, 2008	April 30, 2007	April 30, 2008	to April 30, 2007	to April 30, 2008

Cash Flows from Operating Activities
Net (loss) for the period	(681)	-	(5,237)	-	(5,837)

Changes in non-cash working capital items
Increase (decrease) in Accounts Payable	(201)	-	(550)	-	50
Decrease (increase) in Subscription Receivables	-	-	4,500	-	-
Net Cash Flow provided by (used in) operating activities	(882)	-	(1,287)	-	(5,787)

Cash Flows from Investing Activities
Net Cash provided (used in) investing activities	-	-	-	-	-

Cash Flow from Financing Activities
Capital Stock	-	-	-	-	4,500
Shareholder Loan	-	-	1,400	5	1,405
Net Cash provided by (used in) financing activities	-	-	1,400	5	5,905

Net increase (decrease) in cash	(882)	-	113	5	118

Cash, beginning of period	1,000	-	5	-	-
Cash, end of period	118	-	118	5	118

Noncash investing and financing activities:
Supplement disclosures of cash flows information:
Interest Paid	-	-	-	-	-
Income Taxes Paid	-	-	-	-	-

The accompanying notes are an integral part of the consolidated financial statements

AVATAR VENTURES CORP.

(A Development Stage Company)

Notes to the Financial Statements

For the Three Months Ended April 30, 2008

1. Nature and Continuance of Operations

Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $5,837 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 4,500,000 common shares at a price of $0.001 per share

	Shares
	#	$
Balance, April 30, 2008	4,500,000	4,500

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Avatar has not generated any revenues for the quarter ended April 30, 2008.

The Company experienced general and administration expenses of $681 and $5,237 for the three months and nine months ended April 30, 2008, respectively. Since the Company's inception of August 14, 2006 the Company has experienced total general and administration expenses of $5,837. The majority of the expenses experienced by the Company has been related to registering the Company's common stock for public sale in the United States.

For the three months ended April 30, 2008, the company experienced a net loss of $681.

Liquidity and Capital Resources

During the three month period ended April 30, 2008, the Company satisfied its working capital needs by loaning cash from the director and equity from shareholder's initial seed financing.. As of April 30, 2008, the Company has cash on hand in the amount of $118. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 14, 2008

June 10, 2008	/s/ "Zhen Chen"
Mr. Zhen Chen, President