Form 10QSB/A
period 2008-04-30
Avatar Ventures Corp.
filed 2008-08-21
CIK 1416299

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [ x  ]  No [   ]

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 21, 2008

August 21, 2008	/s/ "Zhen Chen"
Mr. Zhen Chen, President