Form 10-Q
period 2009-01-31
Avatar Ventures Corp.
filed 2009-03-16
CIK 1416299

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31st, 2009

or

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

N/A

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
The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 16, 2009 was 7,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Avatar Ventures Corp.

(A Development Stage Company)

Balance Sheets

	January 31,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 67	$ 1,018
Total Current Assets	67	1,018

Total Assets	$ 195	$ 1,018

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 50	$ 50
Loan from Shareholder	13,655	8,305
Total Current Liabilities	13,705	8,355

Stockholders' Equity (Deficit)
Common stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding
7,000,000 common shares issued and outstanding as of January 31, 2009	7,000	7,000
(7,000,000 common shares as of July 31, 2008)
Additional paid in capital	22,500	22,500
Deficit, accumulated during the development stage	(43,138)	(36,837)
Total Stockholders' Equity (Deficit)	(13,638)	(7,337)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 67	$ 1,018

The accompanying notes are an integral part of these financial statements.

Avatar Ventures Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited - Prepared by Management)

	For the	For the	For the	For the	From August 17, 2006
	Three Months ended	Three Months ended	Six Months ended	Six Months ended	(Inception) to
	January 31	January 31	January 31	January 31	January 31
	2009	2008	2009	2008	2009

General and Administrative Expenses
Filing Fees	199	-	324	$ -	$ 374
Professional Fees	2,188	201	5,886	6,138	42,098
Bank charges and interest	92	330	92	167	667
Total General and Administrative Expenses	2,479	551	6,302	6,305	43,139

Net (Loss) for the Period	(2,479)	(551)	$ (6,302)	$ (6,305)	$ (43,139)

Net Loss per Share
Basic and diluted net loss per common share			(0.00)	(0.00)

Weighted Average Number of Shares (Basic and Diluted)	7,000,000	4,500,000	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements.

Avatar Ventures Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited - Prepared by Management)

	For the	For the	From August 17, 2006
	Six Months ended	Six Months ended	(Inception) to
	January 31	January 31	January 31
	2009	2008	2009
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$ (6,302)	$ (4,025)	$ (43,138)
Changes in:
Increase (Decrease) in Accounts payable and accrued liabilities	-	(550)	50
Cash used for operating activities	(6,302)	(4,575)	(43,088)

Cash from Financing Activities
Proceeds from shareholder loan	5,350	100	13,655
Cash received for shares issued	-	4,500	29,500
Cash provided by financing activities	5,350	4,600	43,155

Cash increase (decrease) during the period	(952)	25	67

Cash and cash equivalents, beginning of period	1,018	5	-
Cash and cash equivalents, end of period	$ 67	$ 30	67

Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Avatar Ventures Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the three months ended January 31, 2009

1. Nature and Continuance of Operations

Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $43,139 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2009, diluted net loss per share is equivalent to basic net loss per share.

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

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 7,000,000 common shares at a price of $0.001 per share
	Shares
	#	$
Balance, January 31, 2009	7,000,000	29,500

4. RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the company $13,655, without interest and fixed term of repayment.

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

Overview

Avatar Ventures Corp. was incorporated in the state of Nevada on August 17, 2006. Avatar intends to be a developer of aftermarket electronic accessories for consumer motor vehicles. The Company's first product in development is a cellular phone car adapter which enables to cellular text messages and wireless emails to be displayed on a small LCD screen attached to the car's dashboard area. Text message and emails received by the user's cellular phone will be wirelessly transmitted to the car adapter via Bluetooth technology. We expect that  a working, prototype will be completed by the end of July 2009. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and sale of the product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Avatar has not generated any revenues for the three months ended January 31, 2009.

The Company experienced general and administration expenses of $2,479 for the three months ended January 31st, 2009, compared to general and administration expenses of $531 for the three months ended January 31st, 2008. The increase in expenses experienced by the Company has been related to an increase in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of August 17, 2006, the Company has experienced total general and administration expenses of $43,139.

For the three months ended January 31st, 2009, the company experienced a net loss of $2,479.

Liquidity and Capital Resources

During the three months period ended January 31, 2009, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of January 31st, 2009, the Company has cash on hand in the amount of $67. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31st, 2009, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31st, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our auditors have issued a going concern opinion as at March 17, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 16, 2009

March 16, 2009	/s/ Zhen Chen__________________
Mr. Zhen Chen, President