Form 10-Q
period 2009-04-30
Avatar Ventures Corp.
filed 2009-06-19
CIK 1416299

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30th, 2009

or

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

949-209-7970

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 17, 2009 was 7,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Avatar Ventures Corp.

(A Development Stage Company)

Balance Sheets

	April 30,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 48	$ 1,018
Total Current Assets	48	1,018

Total Assets	$ 48	$ 1,018

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 50	$ 50
Loan from Shareholder	14,255	8,305
Total Current Liabilities	14,305	8,355

Stockholders' Equity (Deficit)
Common stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding
7,000,000 common shares issued and outstanding as of October 31, 2008	7,000	7,000
(7,000,000 common shares as of July 31, 2008)
Additional paid in capital	22,500	22,500
Deficit, accumulated during the development stage	(43,738)	(36,837)
Total Stockholders' Equity (Deficit)	(14,258)	(7,337)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$47	$1,018

The accompanying notes are an integral part of these financial statements.

Avatar Ventures Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited - Prepared by Management)

   Three Months and Nine Months Ended April 30, 2009 and 2008 and for the Year Ended July 31, 2008 and for the Period From August 17, 2006 (Inception) through April 30, 2009

(Unaudited)

	Three Months Ended		Nine Months Ended		For the Year Ended	August 17, 2006 (Inception)
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008	July 31, 2008	to April 30, 2009
General and Administration Expenses
Filing Fees	$ -	$ -	$ 324	$ -	$ -	$ 374
Professional Fees	600	600	6,486	4,751	35,662	42,698
Bank charges and interest	19	81	111	486	575	6,000

	(619)	(681)	(6,921)	(5,237)	(36,237)	(43,758)

Net (Loss) for the period	$ (619)	$ (681)	$ (6,921)	$ (5,237)	$ (36,237)	$ (43,758)

Net (Loss) per common share
Basic and diluted	0.00	0.00	0.00	0.00	0.00	0.00

Weighted Average Number of Common Shares Outstanding
Basic and diluted	7,000,000	4,500,000	7,000,000	4,500,000	4,916,667	7,000,000

Avatar Ventures Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited - Prepared by Management)

	For the	For the	From August 17, 2006
	Nine Months ended	Nine Months ended	(Inception) to
	April 30	April 30	April 30
	2009	2008	2009
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$ (6,921)	$ (5,237)	$ (43,758)
Changes in:
Increase (Decrease) in Accounts payable and accrued liabilities	-	(550)	50
Cash used for operating activities	(6,921)	(5,787)	(43,708)

Cash from Financing Activities
Proceeds from shareholder loan	5,950	1,400	14,255
Cash received for shares issued	-	4,500	29,500
Cash provided by financing activities	5,950	5,900	43,755

Cash increase (decrease) during the period	(971)	113	47

Cash and cash equivalents, beginning of period	1,018	5	-
Cash and cash equivalents, end of period	$ 48	$ 118	47

Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Avatar Ventures Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the nine months ended April 30, 2009

1. Nature and Continuance of Operations

Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $43,758 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2009, diluted net loss per share is equivalent to basic net loss per share.

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

4. RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the company $14,255, without interest and fixed term of repayment.

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

Results of Operations

Avatar has not generated any revenues for the nine months ended April 30, 2009.

The Company experienced general and administration expenses of $6,921 for the nine months ended April 30, 2009, compared to general and administration expenses of $5,237 for the nine months ended April 30, 2008. The increase in expenses experienced by the Company has been related to an increase in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of August 17, 2006, the Company has experienced total general and administration expenses of $43,758.

For the nine months ended January 31st, 2009, the company experienced a net loss of $6,921.

Liquidity and Capital Resources

During the nine months period ended April 30, 2009, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of April 30, 2009, the Company has cash on hand in the amount of $48. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2009, the end of the nine month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 20, 2009

June 20, 2009	/s/ Zhen Chen__________________
Mr. Zhen Chen, President