Form 10-Q/A
period 2009-04-30
Avatar Ventures Corp.
filed 2009-07-07
CIK 1416299

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at July 7, 2009 was 7,000,000 shares.

EXPLANATORY NOTE FOR FILING OF FORM 10-Q/A

This form 10-Q/A is filed by the registrant to amend only for the inclusion of Exhibits 31 (Certification As Required by Rule 13a-14(a) or Rule 15d-14(a)) and 32 (Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002) with the filing..

In relation to the original 10-Q filed for the period ending April 30 2009, the Company had approved, executed and filed the Form 10-Q and the two related Exhibits 31 and 32.  However, it was subsequently discovered Exhibits 31 and 32 were not attached to the filed version with the SEC.  Accordingly, this Form 10-Q/A includes Exhibits 31 and 32.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized July 7, 2009

July 7, 2009	/s/ Zhen Chen__________________
Mr. Zhen Chen, President

Exhibit 31

CERTIFICATION AS REQUIRED BY RULE 13a-14(a) OR RULE 15d-14(a)

I, Zhen Chen, certify that:

  I have reviewed this quarterly report of Avatar Ventures Corp.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
  The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(3)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: July 7, 2009

/s/ Zhen Chen

Zhen Chen

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the report of Avatar Ventures Corp. (the "Company"), on Form 10-Q for the quarter ending April 30, 2009, as filed with the Securities and Exchange Commission (the "Report"), I, Zhen Chen, Chief Executive Officer of the Company, certify, pursuant to Sect 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sect 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Zhen Chen

Zhen Chen,

Chief Executive Officer

Dated: July 7, 2009