Form 10-K
period 2009-07-31
Avatar Ventures Corp.
filed 2009-11-12
CIK 1416299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2009

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

949-209-7970

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Avatar Ventures' Common Stock owned by non-affiliates as of November 11, 2009 was $25,000.

Number of shares of each class of Avatar Ventures' capital stock outstanding as of November 11, 2009: 7,000,000 shares of common stock

1

Avatar Ventures Corp.

FORM 10-K

For the Fiscal Year ended July 31, 2009

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

PART I

Item 1.    Description of Business

Avatar Ventures Corp. was incorporated in the state of Nevada on August 14, 2006. Avatar intends to be a developer of aftermarket electronic accessories for consumer motor vehicles. The Company's first product in development is a cellular phone car adapter which enables to cellular text messages and wireless emails to be displayed on a small LCD screen attached to the car's dashboard area. Text message and emails received by the user's cellular phone will be wirelessly transmitted to the car adapter via Bluetooth technology. We expect that  a working, prototype will be completed by the end of February 2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and sale of the product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

The initial market we plan to introduce our software to is the Chinese speaking market. The Company chose the Chinese market due to the president's familiarity with this market and also due to lower labor costs in hardware development. We plan to complete the prototype of the product by February 2010.

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

Offices

The Company's headquarters and executive address is located at Postal Code 130021, Box 2225, Ming De Post Office, Chao Yang District, Chang Chun, Ji Lin. Our telephone number is 949-209-7970.

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

Risks associated with Avatar Ventures Corp.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at November 11, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Item 1B:     Uuresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at Postal Code 130021, Box 2225, Ming De Post Office, Chao Yang District, Chang Chun, Ji Lin. Our telephone number is 949-209-7970.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Avatar Ventures Corp., or against any of our officers or directors as a result of their involvement with the Company.

As of July 31, 2009, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2009.

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

As of July 31, 2009, there were approximately 31 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of	As of
	July 31, 2009	July 31, 2008	July 31, 2007
Balance Sheet
Total Assets	$48	$1,018	$4,505
Total Liabilities	$14,905	$8,355	$605
Stockholders Equity (Deficit)	$(14,857)	$(7,337)	$3,900

	For the	For the	For the
	Year ended	Year ended	Year Ended
	July 31, 2009	July 31, 2008	July 31, 2007
Income Statement
Revenues	$ -	$ -	$ -
Total Expenses	$7,521	$36,237	$600
Net Loss	$(7,521)	($36,237)	($600)

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

Overview

Avatar Ventures Corp. was incorporated in the state of Nevada on August 14, 2006. Avatar intends to be a developer of aftermarket electronic accessories for consumer motor vehicles. The Company's first product in development is a cellular phone car adapter which enables to cellular text messages and wireless emails to be displayed on a small LCD screen attached to the car's dashboard area. Text message and emails received by the user's cellular phone will be wirelessly transmitted to the car adapter via Bluetooth technology. We expect that  a working, prototype will be completed by the end of February 2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and sale of the product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2009 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $7,521 for the fiscal year ended July 31, 2009. This is compared to general and administrative expenses totaling $36,237 for the fiscal year ended July 31, 2008. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $7,521 for the fiscal year ended July 31, 2009 compared to a net loss of $36,237 for the fiscal year ended July 31, 2008.

Liquidity and Capital Resources

As of July 31, 200, the Company had cash of $48. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 9:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2009 and July 31, 2008. There have been no changes in or disagreements with either Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Zhen Chen	31	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2009, Form 3 reports were not timely filed by Zhen Chen, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
	2009	0	0	0	00	0	0	0
Zhen Chen	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2007	0	0	0	0	0	0	0

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

1) Audit Fees

The aggregate fees billed for the last three fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2009 - $4,300       Kenne Ruan, CPA, P.C.

2008 - $3,800       Kenne Ruan, CPA, P.C.

2007 - $600          Kenne Ruan, CPA, P.C.

2) Audit - Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2009 - $0                     Kenne Ruan, CPA, P.C.

2008 - $0                     Kenne Ruan, CPA, P.C.

2007 - $0                     Kenne Ruan, CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $0                    Kenne Ruan, CPA, P.C.

2008 - $0                    Kenne Ruan, CPA, P.C.

2007 - $0                    Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0                     Kenne Ruan, CPA, P.C.

2008 - $0                     Kenne Ruan, CPA, P.C.

2007 - $0                     Kenne Ruan, CPA, P.C.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 2009

Avatar Ventures Corp.

(Registrant)

By: /s/ Zhen Chen

Zhen Chen

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Zhen Chen	President, CEO, Secretary, Treasurer and Director	November 11, 2009
Zhen Chen

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended July 31, 2009 and period ended July 31, 2008                                                                               F-2

Statements of Operations for the fiscal year ended July 31, 2009 and period ended July 31, 2008                                                                F-3

Statements of Cash Flows for the fiscal year ended July 31, 2009  and period ended July 31, 2008                                                              F-4

Statements of Shareholder's Equity (Deficit)                                                                                                                                                 F-5

Notes to Financial Statements                                                                                                                                                                     F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Avatar Ventures Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Avatar Ventures Corp.(A development stage company) as of July 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avatar Ventures Corp. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Conneticut

November 11, 2009

Avatar Ventures Corp.

(A Development Stage Company)

Balance Sheets

As of July 31, 2009 and  2008

	July 31, 2009	July 31, 2008
ASSETS
Current Assets

Cash and cash equivalents	$ 48	$ 1,018
Subscription Receivable	-	1,018
TOTAL CURRENT ASSETS	48	1,018

TOTAL ASSETS	$ 48	$ 1,018
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 50	$ 50
Loan from related party	14,855	8,305
Total Current Liabilities	14,905	8,355

Stockholders' Equity

Common Shares:
7,000,000 and 4,500,000 shares as of July 31, 2009 and 2008, respectively	7,000	7,000

Additional paid in capital	22,500	22,500
(Deficit) accumulated during the development stage	(44,357)	(36,837)
Total Stockholders' Equity	(14,857)	(7,337)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 48	$ 1,018
	========	========

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Avatar Ventures Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)

	For the Three Months Ended July 31, 2009	July 31,2008	For the Fiscal Period Ended July 31, 2009	July 31, 2008	From August 14, 2006 (Inception), to July 31, 2008
General and Administrative Expenses
Professional Fees	600	30,910	$ 7,086	$ 35,662	$ 43,297
Filing Fee			324		374
Bank Charges and Interest			111	575	686
Total General and Administrative Expenses	600	30,999	7,521	36,237	44,357
Net Loss for the period	(600)	(30,999)	$ (7,521)	$ (36,237)	$ (44,357)
			==========	==========	=========

Net Loss per Common Share
Basic and diluted			$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	7,000,000	4,500,000	7,000,000	4,500,000
See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Avatar Ventures Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	For the Fiscal Period Ended July 31, 2009	July 31, 2008	From August 14, 2006 (Inception), to July 31, 2009
Cash Provided by (Used in)
Operating Activities
Net (Loss) for the Period	$ (7,521)	$ (36,237)	$ (44,357)
Changes in non-cash working capital accounts
Decrease (Increase) in Subscription Receivable	-	4,500	-
Increase (Decrease) in Accounts Payable	-	(505)	50
Cash Used in operating activities	(7,521)	(32,287)	(44,307)

Investing Activities

Financing Activities
Shareholder Loan	6,550	8,300	14,855
Share Capital Subscribed	-	25,000	29,500
Cash provided by financing activities	6,550	33,300	44,355

Cash Increased during the period	(971)	1,013	48

Cash, Beginning of Period	1,018	5	-
Cash, End of Period	$ 48	$ 1,018	$ 48
	=========	=========	========

Supplemental Disclosures of Cash Flow Information

Cash Paid for interest	-	-	-
Cash Paid for income tax	-	-	-

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Avatar Ventures Corp.

(A Development Stage Company)

Statements of Stockholders' Equity

From August 14, 2006 (Inception), to July 31, 2009

	Common Stock		Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity

Balances - August 14, 2006	-	$ -	$ -	$ -	$ -

Common Stock Issued for Cash
- at $0.001 per share, July 21, 2007	4,500,000	4,500	-	-	4,500

Net Loss for the period from August 23, 2006 to July 31, 2007				(600)	(600)

Balance, as at July 31, 2007	4,500,000	$ 4,500	$ -	$ (600)	$ 3,900

Common Stock Issued for Cash
- at $0.01 per share, May 20, 2008	2,500,000	2,500	22,500	-	-

Net Loss for the period ended July 31, 2008	-	-	-	(36,237)	(36,237)

Balances - July 31, 2008	7,000,000	$ 7,000	$ 22,500	$ (36,837)	$ (7,337)

Net Loss for the period ended October 31, 2008	-	-	-	(3,823)	(3,823)

Balances - October 31, 2008	7,000,000	$ 7,000	$ 22,500	$ (40,660)	$ (11,160)

Net Loss for the period ended January 31, 2008	-	-	-	(2,479)	(2,479)

Balances - January 31, 2008	7,000,000	$ 7,000	$ 22,500	$ (43,139)	$ (13,639)

Net Loss for the period ended April 30, 2009	-	-	-	(619)	(619)

Balances - April 30, 2008	7,000,000	$ 7,000	$ 22,500	$ (43,758)	$ (14,258)

Net Loss for the period ended July 31, 2009	-	-	-	(600)	(600)

Balances - July 31, 2009	7,000,000	$ 7,000	$ 22,500	$ (44,357)	$ (14,857)
	========	======	========	==========	=========

See Accompanying Summary of Accounting Policies and Notes to financial Statements

Avatar Ventures Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the year ended July 31, 2009

1. Nature and Continuance of Operations

Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $44,357 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2009, diluted net loss per share is equivalent to basic net loss per share.

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

4. RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the company $14,855, without interest and fixed term of repayment.