Form 10-Q
period 2010-01-31
Avatar Ventures Corp.
filed 2010-03-22
CIK 1416299

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 22, 2010 was 7,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Avatar Ventures Corp.

(A Development Stage Company)

Balance Sheets

	January 31,	July 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 216	$ 48
Total Current Assets	216	48

Total Assets	$ 216	$ 48

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 5,450	$ 50
Loan from Shareholder	15,855	14,855
Total Current Liabilities	21,305	14,905

Stockholders' Equity (Deficit)
Common stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding
7,000,000 common shares issued and outstanding as of October 31, 2009	7,000	7,000
(7,000,000 common shares as of July 31, 2009)
Additional paid in capital	22,500	22,500
Deficit, accumulated during the development stage	(50,589)	(44,357)
Total Stockholders' Equity (Deficit)	(21,089)	(14,857)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$216	$48

The accompanying notes are an integral part of these financial statements.

Avatar Ventures Corp.

(A Development Stage Company)

Statement of Operations

(Unaudited - Prepared by Management)

	For the		For the		From August 23, 2006
	Three Months Ended		Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009	2010

General and Administrative Expenses
Professional Fees	$ 3,500	$ 2,188	$ 6,000	$ 5,886	$ 49,297
Management Fees	-	-	-	-	-
Filing Fee	124	199	124	324	498
Bank charges and interest	107	92	107	92	793
Total General and Administrative Expenses	3,731	2,479	6,231	6,302	50,589

Net (Loss) for the Period	$ (3,371)	$ (2,479)	(6,231)	(6,302)	$ (50,589)

Net Loss per Share
Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted Average Number of Shares (Basic and Diluted)	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements.

Avatar Ventures Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited - Prepared by Management)

	For the	For the	From August 23, 2006
	Six Months ended	Six Months ended	(Inception) to
	January 31	January 31	January 31
	2010	2009	2010
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$ (6,231)	$ (6,302)	$ (50,589)
Changes in:
Increase (Decrease) in Accounts payable and accrued liabilities	5,400	-	5,450
Cash used for operating activities	(831)	(6,302)	(45,139)

Cash from Financing Activities
Proceeds from shareholder loan	1,000	5,350	15,855
Cash received for shares issued	-	-	29,500
Cash provided by financing activities	1,000	5,350	45,355

Cash increase (decrease) during the period	169	(952)	216

Cash and cash equivalents, beginning of period	48	1,018	-
Cash and cash equivalents, end of period	$ 216	$ 67	216

Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

 Avatar Ventures Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Six Months ended January 31, 2010

1. Nature and Continuance of Operations

Avatar Ventures Inc. was incorporated on August 23, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $50,589 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2010, diluted net loss per share is equivalent to basic net loss per share.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3. SHARE CAPITAL

On July 21, 2007, the Company issued 4,500,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $4,500.

On May 20, 2008, the Company issued 2,500,000 common shares at $0.01 per share for total proceeds of $ 25,000.

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 7,000,000 common shares at a price of $0.001 per share

	Shares
	#	$
Balance, October 31, 2009	7,000,000	29,500

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

Overview

Avatar Ventures Corp. was incorporated in the state of Nevada on August 23, 2006. Avatar intends to be a developer of aftermarket electronic accessories for consumer motor vehicles. The Company's first product in development is a cellular phone car adapter which enables to cellular text messages and wireless emails to be displayed on a small LCD screen attached to the car's dashboard area. Text message and emails received by the user's cellular phone will be wirelessly transmitted to the car adapter via Bluetooth technology. We expect that a working, prototype will be completed by the end of July 2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and sale of the product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Avatar has not generated any revenues for the six months ended January 31, 2010.

The Company experienced general and administration expenses of $3,371 for the six months ended January 31, 2010, compared to general and administration expenses of $2,479 for the six months ended January 31, 2009. The decrease in expenses experienced by the Company has been related to a decrease in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of August 17, 2006, the Company has experienced total general and administration expenses of $50,589.

For the six months ended January 31, 2010, the company experienced a net loss of $3,371.

Liquidity and Capital Resources

During the six months period ended January  31, 2010, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of January 31, 2010, the Company has cash on hand in the amount of $48. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 22, 2010

March 22, 2010	/s/ Zhen Chen__________________
Mr. Zhen Chen, President