Form 10-Q
period 2010-04-30
Avatar Ventures Corp.
filed 2010-06-11
CIK 1416299

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010



or



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


---------------------------------------------------------------------

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

Large accelerated filer o
Accelerated filer o
(Do not check if a smaller reporting company)
Non-accelerated filer o
Smaller reporting company X








Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes X No o

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 10, 2010 was 7,000,000 shares.

Part I - FINANCIAL INFORMATION

                        Avatar Ventures Corp.
                    (A Development Stage Company)
                            Balance Sheets

                                        April 30,   July 31,
                                        2010        2009


Assets

Current Assets - Cash and Cash          $216        $216
Equivalents

Website Development Costs               -           -

TOTAL ASSETS                            $216        $216

Liabilities

Current Liabilities

             Accounts Payable and       $5,450      $50
Accrued Liabilities -          Related
Party

             Loan from Related Party    $15,855     $14,855

TOTAL CURRENT LIABILITIES               $21,305     $14,905

Stockholders' Equity - Common Stock

             Authorized:75,000,000
common shares at $0.001 par value

            Issued and Outstanding:     7,000
7,000,000 common shares issued and
outstanding as of October 31, 2009 and
July 31, 2009

     (4,500,000 common shares as of
July 31, 2007)                          22,500      22,5000
Additional Paid-in Capital

Deficit accumulated during the          $(50,589)   $(44,357)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(21,089)   $(14,857)

TOTAL LIABILITIES AND STOCKHOLDERS'     $216        48
EQUITY

The accompanying notes are an integral part of these financial statements.



                        Avatar Ventures Corp.
                   (A Developmental Stage Company)
                       Statement of Cash Flows


                                   For the    April    August
                                   Nine       30, 2009 14, 2006
                                   Months              (Inception)
                                   Ended
                                   April 30            to April
                                   ,2010               30, 2010

Cash Flow from Operating
Activities

     Net loss for the Period       $(6,231)   $(5,237) $(50,589)

Changes in non-cash working
capital items

     Increase (Decrease) in        -          -
Subscription Receivable

     Increase (Decrease) in        $5,400     $(550)   $5,450
Accounts Payable

Net Cash Flow Used in Operating    $(831)     $(5,787) $(45,139)
Activities

Financing Activities

     Share Capital Subscribed      -          $4,500   $29,500

     Shareholder Loan              $1,000     $1,400   $15,855

Net Cash Flow Provided by          $1,000     $5,900   $45,355
Financing Activities

Cash Increase during the Period    $169       $113     $216

Cash, Beginning of Period          $48        $5       -

Cash, End of Period                $216       $118     $216

 The accompanying notes are an integral part of these financial statements.

                        Avatar Ventures Corp.
                    (A Development Stage Company)
                       Statements of Operations




            Three        April    Nine      April    From
            Months       30, 2009 Months    30, 2009 August 14,
            Ended April           Ended              2006
            30, 2010              April              (Inception)
                                  30, 2010
                                                     to April
                                                     30, 2010

General
and
Administrative
Expenses

Filing Fees -            -        $124      -        $498

Bank        -            $19      $107      $486     $793
Charges

            -            $600     $6,000    $4,751   $$49,297
Professional
Fees

Net (loss)     -         $(619)   $(6,231)  $(5,237) $(50,589)
for the
period

Net (loss)  0.00         0.00     0.00      0.00     0.00
per share
- Basic
and Diluted

Weighted    7,000,000             7,000,000          7,000,000
Average
Shares
Outstanding

- Basic
and Diluted






















































The accompanying notes are an integral part of these financial statements.






                         Avatar Ventures Inc.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
               For the Nine Months ended April 30, 2010

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

Development Stage Company
The Company complies with the FASB Accounting Standards Codification
(ASC) Topic 915 Development Stage Entities for its characterization of the Company as development stage.

Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long- lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Basic and Diluted Net Loss Per Share
In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2010, diluted net loss per share is equivalent to basic net loss per share.

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

Issued - 7,000,000 common shares at a price of $0.001 per share

                                Shares

                                #                 $

Balance April 30, 2010          7,000,000       29,500



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

Results of Operations

Avatar has not generated any revenues for the nine months ended
April 30, 2010.

The Company experienced general and administration expenses of $6,231 for the nine months ended April 30, 2010, compared to general and administration expenses of $5,237 for the nine months ended April 30, 2009. The increase in expenses experienced by the Company has been related to a increase in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of August 17, 2006, the Company has experienced total general and administration expenses of $50,589.

For the nine months ended April 30, 2010, the company experienced a net loss of $6,231.

Liquidity and Capital Resources

During the nine months period ended April 30, 2010, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of April 30, 2010, the Company has cash on hand in the amount of $216. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 1, 2010



June 10, 2010


/s/  Zhen Chen__________________




Mr. Zhen Chen, President