Form 10-K
period 2010-07-31
Avatar Ventures Corp.
filed 2010-11-16
CIK 1416299

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             Form 10 - K

                              (Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

            For the Fiscal Period year ended July 31, 2010

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Avatar Ventures' Common Stock owned by non-affiliates as of November 15, 2010 was $25,000.

Number of shares of each class of Avatar Ventures' capital stock outstanding as of November 15, 2010: 7,000,000 shares of common stock



1





                        Avatar Ventures Corp.

                              FORM 10-K

               For the Fiscal Year ended July 31, 2010

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





PART I

Item 1.    Description of Business

Avatar Ventures Corp. was incorporated in the state of Nevada on August 14, 2006. Avatar intends to be a developer of aftermarket electronic accessories for consumer motor vehicles. The Company's first product in development is a cellular phone car adapter which enables to cellular text messages and wireless emails to be displayed on a small LCD screen attached to the car's dashboard area. Text message and emails received by the user's cellular phone will be wirelessly transmitted to the car adapter via Bluetooth technology. We expect that a working, prototype will be completed by the end of July 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and sale of the product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

The initial market we plan to introduce our software to is the Chinese speaking market. The Company chose the Chinese market due to the president's familiarity with this market and also due to lower labor costs in hardware development. We plan to complete the prototype of the product by July 2011.

Competition

The current market for aftermarket car electronics is vast with many niches for different applications and functions. However, it is to the best knowledge of the Company that no such device currently exists for consumer level automobiles which has all of the functionality available in our proposed product .

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

Risks associated with Avatar Ventures Corp.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at October 30, 2010. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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



As of July 31, 2010, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2010.

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

As of July 31, 2010, there were approximately 31 stockholders of record of the Company's Common Stock.

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



Item 6:     Selected Financial Data

                     As of         As of          As of
                    July 31, 2010  July 31,2009   July 31, 2008
Balance Sheet
Total Assets        $216           $48            $1,018
Total Liabilities   $21,905        $14,905        $8,355
Stockholders Equity
(Deficit)           $(21,689)      $(14,857)      $(7,337)

                    For the        For the        For the
                    Year ended     Year ended     Year Ended
                    July 31, 2010  July 31, 2009  July 31, 2008
Income Statement
Revenues            $ -            $ -            $ -
Total Expenses      $6,831         $7,521         $36,237
Net Loss            $(6,831)       ($7,521)       ($36,237)





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

Overview

Avatar Ventures Corp. was incorporated in the state of Nevada on August 14, 2006. Avatar intends to be a developer of aftermarket electronic accessories for consumer motor vehicles. The Company's first product in development is a cellular phone car adapter which enables to cellular text messages and wireless emails to be displayed on a small LCD screen attached to the car's dashboard area. Text message and emails received by the user's cellular phone will be wirelessly transmitted to the car adapter via Bluetooth technology. We expect that a working, prototype will be completed by the end of July 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and sale of the product, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July
31, 2010 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $6,831 for the fiscal year ended July 31, 2010. This is compared to general and administrative expenses totaling $7,521 for the fiscal year ended July 31, 2009. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services related to maintaining the Company for publicly reporting status.

We experienced a net loss of $6,831 for the fiscal year ended July 31, 2010 compared to a net loss of $7,521 for the fiscal year ended July 31, 2009.

Liquidity and Capital Resources

As of July 31, 2010, the Company had cash of $216. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2010 and July 31, 2009. There have been no changes in or disagreements with either Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

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

The name, age, and position of our present officers and directors are set forth below:
Name           Age      Position Held
Zhen Chen      32       President, Principal Executive Officer,
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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission
(SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2010, Form 3 reports were not timely filed by Zhen Chen, the Company's President.

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

Name           Year      Salary  $  Bonus $     Other     Restricted  Securities         LTIP       All Other
and                                             Annual    Stock       Underlying         Payouts    Compensation $
Principal                                       CompensationAwards $  Options/SARSs (#)  ($)
Posit                                           ($)
ion


Zhen Chen      2010      0          0           0         0           0                  0          0
Chief
Executive



               2009      0          0           0         0           0                  0          0

               2008      0          0           0         0           0                  0          0




               2007      0          0           0         0           0                  0          0

               2006      0          0           0         0           0                  0          0








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


Name of Beneficial Owner   Direct Amount of
                           Beneficial Owner   Position   Percent of
                                                         Class

Zhen Chen                   4,500,000        CEO, CFO,   64.2%
                                             Secretary,
                                             Director




All officers and directors as a Group (1 person)          64.2%










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

1) Audit Fees

The aggregate fees billed for the last four fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2010- $2,800        Kenne Ruan, CPA, P.C.

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

2010- $0                      Kenne Ruan, CPA, P.C.

2009 - $0                     Kenne Ruan, CPA, P.C.

2008 - $0                     Kenne Ruan, CPA, P.C.

2007 - $0                     Kenne Ruan, CPA, P.C.



3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $0                    Kenne Ruan, CPA, P.C.

2009 - $0                    Kenne Ruan, CPA, P.C.

2008 - $0                    Kenne Ruan, CPA, P.C.

2007 - $0                    Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $0                     Kenne Ruan, CPA, P.C.

2009 - $0                     Kenne Ruan, CPA, P.C.

2008 - $0                     Kenne Ruan, CPA, P.C.

2007 - $0                     Kenne Ruan, CPA, P.C.









12



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2010

Avatar Ventures Corp.

(Registrant)

By: /s/ Zhen Chen

Zhen Chen

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature        Title



                                                     Date
/s/ Zhen Chen  President, CEO, Secretary, Treasurer  November 15, 2010
Zhen Chen      and Director






INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended July 31, 2010 and period ended July 31, 2009
                             F-2

Statements of Operations for the fiscal year ended July 31, 2010 and period ended July 31, 2009
                     F-3

Statements of Cash Flows for the fiscal year ended July 31, 2010 and period ended July 31, 2009
                       F-4

Statements of Shareholder's Equity (Deficit)

                                                   F-5

Notes to Financial Statements

                                                        F-6







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Avatar Ventures Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Avatar Ventures Corp.(A development stage company) as of July 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avatar Ventures Corp. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Conneticut

October 30, 2010





F-1



Avatar Ventures Corp.

(A Development Stage Company)

Balance Sheets

As of July 31, 2010 and  2009


                                        As of July 31, 2010             As of July 31, 2009

       Assets

Current Assets

       Cash and Cash Equivalents        $216                            $48

Total Current Assets                    $216                            $48

Total Assets                            $216                            $48

       Liabilities and Stockholders'
Equity

Current Liabilities

       Accounts Payable and Accrued     $6,050                          $50
Liabilities

       Loan from Related Party          $15,855                         $14,855

Total Current Liabilities               $21,905                         $14,905



Stockholders' Equity

Common Stock Authorized: 75,000,000
common shares at $0.001 par value

Issued and outstanding: 7,000,000
common shares as of October 31, 2009    7,000                           7,000
and July 31, 2010

(4,500,000 common shares as of July
31, 2007)

Additional Paid-in Capital              22,500                          22,500

(Deficit) accumulated during the        (51,189)                        (44,357)
developmental stage

Total Stockholders' Equity              (21,689)                        (14,857)

Total Liabilities and Stockholders'     $216                            $48
Equity


See Accompanying Summary of Accounting Policies and Notes to
Financial Statements



F-2

Avatar Ventures Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)


                            Three Months                 Year Ended
                            Ended

                            July 31, 2010  July 31, 2009 July 31, 2010 July 31,     August 14,
                                                                       2009         2006
                                                                                    (Inception)
                                                                                    to July 31,
                                                                                    2010

General and Administration
Expenses

Filing Fees                 -              $-            $124          $324         $498

Professional Fees           -              $600          $6,600        $7,086       $49,897

Bank Charges                -              -             $107          $111         $793

Net (loss) for the period   -              $(600)        $(6,831)      $(7,521)     $(51,189)

Net (loss) per share

       Basic and diluted    -              -             -             -            -

Weighted Average Number of  7,000,000      7,000,000     7,000,000     7,000,000    7,000,000
Common Shares Outstanding


See Accompanying Summary of Accounting Policies and Notes to
Financial Statements



F-3



Avatar Ventures Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)


                                           Year Ended

                                           July 31, 2010   July 31, 2009   August 14, 2006
                                                                           (Inception) to July
                                                                           31, 2010

Operating Activities

       Net (loss) for the period           $(6,831)        $(7,521)        $(51,189)

Changes in non-cash working capital        -               -               -
accounts

Increase (Decrease) in Subscription        -               -               -
Receivable

Increase (Decrease) in Accounts Payable    $6,000          -               $6,050

Cash used in operating activities          $(831)          $(7,521)        $(45,139)

Financing Activities

       Shareholder loan                    $1,000          $6,550          $15,855

       Share Capital Subscribed            -               -               $29,500

Cash provided by financing activities      $1,000          $6,500          $45,355

Cash increase during the period            $169            $(971)          $216

Cash, Beginning of Period                  $48             $1,018          -

Cash, End of Period                        $216            $48             $216

Supplementary Information:

       Interest Paid                       -               -               -

       Taxes Paid                          -               -               -

The accompanying notes are an integral part of the consolidated financial statements.



F-4



Avatar Ventures Corp.

(A Development Stage Company)

Statements of Stockholders' Equity

From August 14, 2006 (Inception), to July 31, 2009



                             Common Stock

                             Shares        Amount     Additional    Deficit       Total
                                                      Paid-in       Accumulated   Stockholders'
                                                      Capital       During the    Equity
                                                                    Development   (Deficit)
                                                                    Stage



Common Stock issued for cash
-at $0.001 per share, July
21, 2007                     4,500,000     4,500      -             -             4,500

Net Loss for the period      -             -          -             (600)         (600)
from August 14, 2006 to
July 31, 2007

Balance, as at  July 31,     4,500,000     $4,500     -             $(600)        $3,900
2007

Common Stock issued for      2,500,000     2,500      22,500        -             25,000
cash at -$0.001 per share,
May 20, 2008

Comprehensive income (loss)  -             -          -             (36,237)      (36,237)
- Net loss for the period
ended July 31, 2008

Balance, as at  July 31,     7,000,000     $7,000     $22,500       $(36,837)     $(7,337)
2008

Comprehensive income (loss)  -             -          -             (3,823)       (3,823)
- Net Loss for the period
ended October 31, 2008

Balance, as at October 31,   7,000,000     $7,000     $22,500       $(40,660)     $(11,160)
2008

Comprehensive income (loss)  -             -          -             (2,479)       (2,479)
- Net Loss for the period
ended January 31, 2008

Balance, as at January 31,   7,000,000     $7,000     $22,500       $(43,139)     $(13,639)
2009

Comprehensive income (loss)
- Net Loss for the period
ended April 30, 2009                                                (619)         (619)

Balance, as at April 30,
2009                         7,000,000     7,000      22,5000       (43,758)      (14,258)

Comprehensive income (loss)
- Net Loss for the period
ended July 31, 2009                                                 (600)         (600)

Balance, as at July 31, 2009
                             7,000,000     7,000      22,500        (44,357)      (14,857)

Comprehensive income (loss)
- Net Loss for the period
ended July 31, 2010                                                 (6,831)       (6,831)

Balance, as at July 31, 2010 7,000,000     7,000      22,500        (51,189)      (21,689)

The accompanying notes are an integral part of the consolidated financial statements.





F-5
Avatar Ventures Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Year Ended July 31, 2010

1. Nature and Continuance of Operations
Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $51,189 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Income Taxes
The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 "Accounting for Income Taxes". Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2010, diluted net loss per share is equivalent to basic net loss per share.

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

Authorized - 75,000,000 common shares with a par value of $0.001 per share.
Issued - 7,000,000 common shares at a price of $0.001 per share

					     Shares

                                         #             $
Balance, July 31, 2010               7,000,000        29,500

4. RELATED PARTY TRANSACTIONS
The Company's sole officer has loaned the company $15,855, without interest and fixed term of repayment.