Form 10-Q
period 2010-10-31
Avatar Ventures Corp.
filed 2010-12-17
CIK 1416299

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF  THE SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 2010



                                  or



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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 17, 2010 was 7,000,000 shares.





1

Part I - FINANCIAL INFORMATION

Avatar Ventures Corp.

(A Development Stage Company)

Balance Sheets

                                        October     July 31,
                                        31, 2010    2010



Assets

Current Assets - Cash and Cash          $16         $216
Equivalents

TOTAL ASSETS                            $16         $216

Liabilities

Current Liabilities

             Accounts Payable and       $9,050      $6,050
Accrued Liabilities -          Related
Party

             Loan from Related Party    $15,855     $15,855

TOTAL CURRENT LIABILITIES               $24,905     $21,905

Stockholders' Equity - Common Stock

             Authorized:75,000,000
common shares at $0.001 par value

            Issued and Outstanding:     7,000       7,000
7,000,000 common shares issued and
outstanding as of October 31, 2010 and
July 31, 2010

     (4,500,000 common shares as of
July 31, 2007)                          22,500      22,5000
Additional Paid-in Capital

Deficit accumulated during the          $(54,389)   $(51,189)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(24,889)   $(21,689)

TOTAL LIABILITIES AND STOCKHOLDERS'     $16         $216
EQUITY

The accompanying notes are an integral part of these financial statements.


Avatar Ventures Corp.
(A Developmental Stage Company)
Statement of Cash Flows


                                   For the    For the  August
                                   Three      Three    14, 2006
                                   Months     Months   (Inception)
                                   Ended      Ended
                                   October    October  to
                                   31, 2010   31, 2009 October
                                                       31, 2010

Cash Flow from Operating
Activities

     Net loss for the Period       $(3,200)   $(2,500) $(54,389)

Changes in non-cash working
capital items

     Increase (Decrease) in        -          -
Subscription Receivable

     Increase (Decrease) in        $3,000     $1,500   $9,050
Accounts Payable

Net Cash Flow Used in Operating    $(200)     $(1,000) $(45,339)
Activities

Financing Activities

     Share Capital Subscribed      -          -        $29,500

     Shareholder Loan              -          $1,000   $15,855

Net Cash Flow Provided by          -          $1,000   $45,355
Financing Activities

Cash Increase during the Period    $(200)     -        $16

Cash, Beginning of Period          $216       $48      -

Cash, End of Period                $16        $48      $16

 The accompanying notes are an integral part of these financial statements.

                        Avatar Ventures Corp.
                    (A Development Stage Company)
                       Statements of Operations




            Three        October  From
            Months       31, 2009 August 14,
            Ended                 2006
            October 31,           (Inception)
            2010
                                  to October
                                  31, 2010

General
and
Administrative
Expenses

Filing Fees -            -        $498

            $3,000       $2,500   $52,897
Professional
Fees

Office      $200         -        $200
Expense

Bank        -            -        $793
Charges

Net (loss)  $(3,200)     $(2,500) $(54,389)
for the
period

Net (loss)  0.00         0.00     0.00
per share
- Basic
and Diluted

Weighted    7,000,000   7,000,000
Average
Shares
Outstanding

- Basic
and Diluted











The accompanying notes are an integral part of these financial statements.




Avatar Ventures Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three Months ended October 31, 2010

1. Nature and Continuance of Operations
Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date. Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles. These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $54,389 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.
The company's year-end is July 31.

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

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2010, diluted net loss per share is equivalent to basic net loss per share.

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

Issued - 7,000,000 common shares at a price of $0.001 per share
                                    Shares
                                    #    $
Balance, October 31, 2010     7,000,000 29,500

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

Results of Operations

Avatar has not generated any revenues for the three months ended
October 31, 2010.

The Company experienced general and administration expenses of $3,200 for the three months ended October 31, 2010, compared to general and administration expenses of $2,500 for the three months ended October 31, 2009. The increase in expenses experienced by the Company has been related to a increase in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of August 17, 2006, the Company has experienced total general and administration expenses of $54,389.

For the three months ended October 31, 2010, the company experienced a net loss of $3,200.

Liquidity and Capital Resources

During the three months period ended October 31, 2010, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of October 31, 2010, the Company has cash on hand in the amount of $16. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of October 31, 2010, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.





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

Our auditors have issued a going concern opinion as at December 17, 2010. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 17, 2010



December 17, 2010
 /s/  Zhen Chen__________________


 Mr. Zhen Chen, President