Form 10-Q
period 2011-01-31
Avatar Ventures Corp.
filed 2011-03-16
CIK 1416299

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF  THE SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2011



                                  or



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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 15, 2011 was 68,250,000 shares.





1

Part I - FINANCIAL INFORMATION

Avatar Ventures Corp.

(A Development Stage Company)

Balance Sheets


                                       January 31,  July 31,
			               2011         2010


Assets

Current Assets - Cash and Cash          $16         $216
Equivalents

TOTAL ASSETS                            $16         $216

Liabilities

Current Liabilities

             Accounts Payable and       $9,650      $6,050
Accrued Liabilities -          Related
Party

             Loan from Related Party    $15,855     $15,855

TOTAL CURRENT LIABILITIES               $24,505     $21,905

Stockholders' Equity - Common Stock

             Authorized:75,000,000
common shares at $0.001 par value

            Issued and Outstanding:     7,000       7,000
5,250,000 common shares issued and
outstanding as of January 31, 2011 and
7,000,000 as of JUly 31, 2010

     (4,500,000 common shares as of
July 31, 2007)                          22,500      22,5000
Additional Paid-in Capital

Deficit accumulated during the          $(54,989)   $(51,189)
developmental stage

TOTAL STOCKHOLDERS' EQUITY              $(25,489)   $(21,689)

TOTAL LIABILITIES AND STOCKHOLDERS'     $16         $216
EQUITY

The accompanying notes are an integral part of these financial statements.


Avatar Ventures Corp.
(A Developmental Stage Company)
Statement of Cash Flows


                                   For the    For the  August
                                   Six        Six      14, 2006
                                   Months     Months   (Inception)
                                   Ended      Ended
                                   January    January  to
                                   31, 2011   31, 2010 January
                                                       31, 2011

Cash Flow from Operating
Activities

     Net loss for the Period       $(3,800)   $(6,231) $(54,989)

Changes in non-cash working
capital items

     Increase (Decrease) in        -          -
Subscription Receivable

     Increase (Decrease) in        $3,600     $5,400   $9,650
Accounts Payable

Net Cash Flow Used in Operating    $(200)     $(831) $(45,339)
Activities

Financing Activities

     Share Capital Subscribed      -          -        $29,500

     Shareholder Loan              -          $1,000   $15,855

Net Cash Flow Provided by          -          $1,000   $45,355
Financing Activities

Cash Increase during the Period    $(200)     $169     $16

Cash, Beginning of Period          $216       $48      -

Cash, End of Period                $16        $216     $16

 The accompanying notes are an integral part of these financial statements.

                        Avatar Ventures Corp.
                    (A Development Stage Company)
                       Statements of Operations




              Three      Three    Six      Six       From August
              Months     Months   Months   Months    14, 2006
              Ended      Ended    Ended    Ended     (Inception)
              January    January  January  January   to January
              31, 2011   31, 2010 31, 2011 31, 2010  31, 2011



General
and
Administrative
Expenses

Filing Fees    $-	 $124	  $-	   $124	     $498


Professional
Fees           $600	 $3,500   $3,600   $6,000    $53,497

Office
Expense        $-	 $-	  $200	   $-        $200

Bank
Charges        $-	 $107     $-       $107      $793

Net (loss)     $(600)    $(3,731) $(3,800) $(6,231)  $(54,989)
for the
period

Net (loss)     0.00      0.00     0.00	   0.00
per share
- Basic
and Diluted

Weighted
Average
Shares
Outstanding

- Basic
and Diluted 5,250,000  7,000,000  7,000,000 7,000,000











The accompanying notes are an integral part of these financial statements.

Avatar Ventures Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

For the Six Months ended January 31, 2011

1. Nature and Continuance of Operations
Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $54,989 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.
Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31,2011, diluted net loss per share is equivalent to basic net loss per share.

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

On January 28, 2011, the Company cancelled 1,750,000 common shares.

Authorized - 75,000,000 common shares with a par value of $0.001 per share.

Issued - 7,000,000 common shares at a price of $0.001 per share

 	                                 Shares
 	                               #	$
Balance, January 31, 2011	5,250,000	29,500



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

Results of Operations

Avatar has not generated any revenues for the six months ended
January 31, 2011.

The Company experienced general and administration expenses of $3,800 for the six months ended January 31, 2011, compared to general and administration expenses of $6,231 for the six months ended January 31, 2010. The increase in expenses experienced by the Company has been related to a increase in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of August 17, 2006, the Company has experienced total general and administration expenses of $54,989.

For the six months ended January 31, 2011, the company experienced a net loss of $3,800.

Liquidity and Capital Resources

During the six months period ended January 31, 2011, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of January 31, 2011, the Company has cash on hand in the amount of $16. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31, 2011, the end of the six month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended Janaury 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.





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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 15, 2011



March 15, 2011
 /s/  Zhen Chen__________________


 Mr. Zhen Chen, President