Form 10-Q
period 2011-04-30
Avatar Ventures Corp.
filed 2011-06-20
CIK 1416299

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011



or



[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



For the transition period from _____________________

Commission File No. 333-147037



                        Avatar Ventures Corp.

            ---------------------------------------------

            (Name of small business issuer in its charter)



                                Nevada


                                 N/A

                       (State of Incorporation)


                 (I.R.S. Employer Identification No.)



   27281 Las Ramblas Suite 200 Mission Viejo California 92691


---------------------------------------------------------------------

               (Address of principal executive offices)



                             949 420 3100

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June20, 2011 was 68,634,615 shares.

Part I - FINANCIAL INFORMATION

                        Avatar Ventures Corp.
                    (A Development Stage Company)
                            Balance Sheets

                                                              April 30,     July 31,
                                                               2011           2010


Assets

Current Assets - Cash and Cash          $450,000     $216
Equivalents

 Website Development Costs                -                  -

TOTAL ASSETS                                   $450,000    $216

Other Assets
Loan Receivable                                    $50,000       -

TOTAL OTHER ASSETS                    $50,000        -


TOTAL ASSETS                                   $500,000   $216

Liabilities

Current Liabilities

     Accounts Payable and                      $10,250     $6,050
Accrued Liabilities - Related
Party

          Loan from Related Party            $15,839     $15,855

TOTAL CURRENT LIABILITIES     $26,089     $21,905

Stockholders' Equity - Common Stock

             Authorized:75,000,000
common shares at $0.001 par value

            Issued and Outstanding:
68,634,615 common shares issued and
outstanding as of April 30, 2011 and      7,385       7,000
7,000,000 common shares issued and
outstanding as of July 31, 2010



Additional Paid-in Capital                      522,115     22,500

Deficit accumulated during the             $(55,589)   $(51,189)
developmental stage

TOTAL STOCKHOLDERS'
EQUITY                                                $473,911    $(21,689)

TOTAL LIABILITIES AND
STOCKHOLDERS'   EQUITY           $500,000    $216


The accompanying notes are an integral part of these financial statements.



                        Avatar Ventures Corp.
                   (A Developmental Stage Company)
                       Statement of Cash Flows


                                                             For the    For the   August
                                                             Nine       Nine      14, 2006
                                                             Months   Months    (Inception)
                                                             Ended      Ended
                                                            April 30   April 30   to April
                                                            ,2011      ,2010      30, 2011

Cash Flow from Operating
Activities

     Net loss for the Period                  $(4,400)    $(6,831)  $(55,589)

Changes in non-cash working
capital items


     Increase (Decrease) in                 $4,200      $6,000     $10,250
Accounts Payable

Net Cash Flow Used in Operating    $(200)      $(831)      $(45,339)
Activities

Investing Activities
 Loan Receivable                              $(50,000)   -              $(50,000)

Financing Activities

   Shareholder Loan                           $(16)         $1,000     $15,839

  Proceeds from Stock Issuance       $500,000   -               $529,500

Net Cash Flow Provided by              $499,984  $1,000      $545,339
Financing Activities

Cash Increase during the Period     $449,784     $169       $500,000

Cash, Beginning of Period               $216            $48          -

Cash, End of Period                         $450,000     $216       $450,000

 The accompanying notes are an integral part of these financial statements.

                        Avatar Ventures Corp.
                    (A Development Stage Company)
                       Statements of Operations




                   Three             Three            Nine         Nine          From
                    Months         Months         Months    Months    August 14,
                    Ended April  Ended April  Ended       Ended       2006
                    30, 2011        30, 2010       April 30    April 30    (Inception)
                                          2011             2010         2011           to April 30, 2011

General
and
Administrative
Expenses

Filing Fees       -                -                      -                $124        $498

Bank                -                 -                     -                $107        $793
Charges

                       $600           $600              $4,200        $6,600    $54,097
Professional
Fees

Office Expense  -              -                    $200            -              $200

Net (loss)      $(600)         $(600)            $(4,400)      $(6,831)  $(55,589)
for the
period

Net (loss)      0.00              0.00               0.00            0.00         0.00
per share
- Basic
and Diluted

Weighted     5,250,000    7,000,000       7,000,000   7,000,000
Average
Shares
Outstanding

- Basic
and Diluted











The accompanying notes are an integral part of these financial statements.

Avatar Ventures Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months ended April 30, 2011

1. Nature and Continuance of Operations
Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that Date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of aftermarket electronic accessories for motor vehicles.

These financial statements have been prepared on a going concern basis.
The Company has accumulated a deficit of $55,589 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment in accordance with ASC
Topic 360, "Accounting for the Impairment or Disposal of Long- lived Assets ". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2011, diluted net loss per share is equivalent to basic net loss per share.

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

On January 28, 2011, the Company cancelled 1, 750,000 common shares.

On January 28, 2011, the Company's Board of Directors approved of a 12 for one common stock dividend (the dividend) of the Company's issued and outstanding common stock, par value .001, with a record date of February 3,2011 and a payment date of February 8, 2011. Each shareholder will receive a dividend of twelve (12) common shares for every one (1) share owned on the record date.

The company had 5,250,000 shares issued and outstanding prior to the dividend and as a result of the common stock dividend; the company will have 68,250,000 common shares issued and outstanding following the dividend.

On May 5, 2011, Avatar Ventures Corp., a Nevada corporation
("Avatar Ventures") entered into a Subscription Agreement with a non-U.S. company as the purchaser, pursuant to which Avatar Ventures offered and sold 384,615 shares of common stock, par value $.001 per share, at a purchase price of approximately $1.30 per share for aggregate proceeds of $500,000 in cash. The Subscription Agreement had been signed by the purchaser on April 24, 2011, and aggregate proceeds of $500,000 were received by Avatar Ventures on April 29, 2011. Issued - 7,000,000 common shares at a price of $0.001 per share Authorized - 75,000,000 common shares with a par value of $0.001 per share.

4. RELATED PARTY TRANSACTIONS
The Company's sole officer has loaned the company $15,839 without interest and fixed term of repayment.

The Company has loaned the amount of $50,000 to a related party called App Marketing Solutions. The loan is unsecured, bears no interest and repayment is due on April 29, 2013.







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

Results of Operations

Avatar has not generated any revenues for the nine months ended
April 30, 2011.

The Company experienced general and administration expenses of $4,400 for the nine months ended April 30, 2011, compared to general and administration expenses of $6,831 for the nine months ended April 30, 2010. The increase in expenses experienced by the Company has been related to a increase in professional expenses spent by Company on maintaining the Company's status as a publicly reporting company. Since the Company's inception of August 17, 2006, the Company has experienced total general and administration expenses of $55,589.

For the nine months ended April 30, 2011, the company experienced a net loss of $4,400.

Liquidity and Capital Resources

During the nine months period ended April 30, 2011, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of April 30, 2011, the Company has cash on hand in the amount of $500,000. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

N/A

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



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 20, 2011.



June 20, 2011


/s/  Jack G Stevenson__________________




Mr. Jack G Stevenson, President