Form 10-K
period 2011-07-31
Avatar Ventures Corp.
filed 2011-11-14
CIK 1416299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10 - K

x   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2011

o  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-147037

Avatar Ventures Corp.
 (Exact name of small business issuer as specified in its charter)

Nevada	45-1689814
(State or other jurisdiction	(IRS Employer Number)
of incorporation or organization)

27281 Las Ramblas, Suite 200 Mission Viejo, California 92691
(Address of principal executive office)

949-420-3100
(Issuer's telephone number)

POSTAL CODE 130021, BOX 2225, MING DE ROAD POST OFFICE, CHAO YANG,
CHANG CHUN CHINA 1300006
_________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes o Nox

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes x  No o
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,"
"accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer o Accelerated filer o Non-accelerated filero Smaller reporting company x
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes x  No o

The aggregate market value of Avatar Ventures' Common Stock owned by non-affiliates as of November 14, 2011 was $8,142,750.

Number of shares of each class of Avatar Ventures' capital stock outstanding as of November 14, 2011: 68,634,615 shares of common stock

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF AVATAR VENTURES CORP., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

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

On May 4, 2011, Avatar Ventures Corp. (“AVC”) entered into a binding letter of intent with Apps Marketing Solutions, Inc. (“AMS”) with respect to the acquisition of all issued and outstanding shares of AMS by AVC.  AMS is a developer of mobile marketing solutions, ranging from simple text messaging campaigns to robust mobile applications.  The AMS Mobile marketing solutions focus on use of smart phones, tablets and other mobile devices to market a brand or message intended to support clients’ integrated marketing strategies.  Mobile marketing is commonly used in order to increase brand awareness, generate customer opt-in databases, and drive attendance to specific events and locations.  AMS has also been developing iText Direct which is a proprietary SMS solution as well as a mobile web site intended to assist clients with an easy manner in which to navigate existing mobile web sites and/or build new mobile web sites.

Principal Products or Services and Their Markets

AMS is a developer of mobile marketing solutions, ranging from simple text messaging campaigns to robust mobile applications.  The AMS Mobile marketing solutions focus on use of smart phones, tablets and other mobile devices to market a brand or message intended to support clients’ integrated marketing strategies.  Mobile marketing is commonly used in order to increase brand awareness, generate customer opt-in databases, and drive attendance to specific events and locations.

As a provider of mobile marketing and online marketing solutions the Company announced it’s new mobile offering October 20, 2011. Small business operators are beginning to realize that mobile marketing is now critical to their business success, but these busy entrepreneurs often lack the time and expertise to create and maintain any type of mobile presence. The Company now offers an affordable, professional option to promote a small business with a custom Direct Connect package which includes text messaging, mobile web site and custom iPhone, Android and Blackberry apps for under $400.00.

The Company’s product is designed to help small businesses harness the power of mobile, The Company intends to:

o	Professionally design and produce a mobile website and mobile app, optimized to increase mobile exposure on any smartphone
o	Produce QR codes and text messaging campaigns to link a companies advertising material to it’s new site and app

Competition

There are wide ranges of companies that offer similar services. Some of our competitors may have greater access to capital than we do and may use these resources to engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond. We expect that competition will continue to increase, primarily because of the forecast for growth in the industry.

Insurance

Currently, we have no insurance coverage.

Government Regulation

We are currently not subject to any government regulations.

Offices

The Company's headquarters and executive address is located at 27281 Las Ramblas, Suite 200 Mission Viejo, California 92691. Our telephone number is 949-420-3100.

Employees

We currently do not have any employees other than our Officers and Directors..

Subsidiaries

We do not have any subsidiaries

Bankruptcy, Receivership, or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceedings

Patents and Trademarks

We do not have any patents or trademarks

Legal Proceedings

We are not a party to any material legal proceeding,. No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 1A:     Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B:     Uuresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 27281 Las Ramblas Suite 200 Mission Viejo California 92691. Our telephone number is 949-420-3100.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Avatar Ventures Corp., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2011.

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

As of July 31, 2010, there were approximately 21 stockholders of record of the Company's Common Stock.

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

Item 6:     Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

On May 4, 2011, Avatar Ventures Corp. (“AVC”) entered into a binding letter of intent with Apps Marketing Solutions, Inc. (“AMS”) with respect to the acquisition of all issued and outstanding shares of AMS by AVC.  AMS is a developer of mobile marketing solutions, ranging from simple text messaging campaigns to robust mobile applications.  The AMS Mobile marketing solutions focus on use of smart phones, tablets and other mobile devices to market a brand or message intended to support clients’ integrated marketing strategies.  Mobile marketing is commonly used in order to increase brand awareness, generate customer opt-in databases, and drive attendance to specific events and locations.  AMS has also been developing iText Direct which is a proprietary SMS solution as well as a mobile web site intended to assist clients with an easy manner in which to navigate existing mobile web sites and/or build new mobile web sites.

In consideration for the acquisition of AMS, AVC expects to issue Five Million (5,000,000) shares of AVC restricted common stock.  The parties had originally expected to negotiate and execute definitive documentation regarding the acquisition prior to June 15, 2011.  AVC and AMS have mutually agreed to extend the closing date however, as of the date or this annual report, a definitive agreement has not been executed.

Results of Operations

There were no revenues generated for the fiscal period ended July 31, 2011 and no revenues have been earned by the Company since it's inception.

General and administrative expenses totaled $187,445 for the fiscal year ended July 31, 2011. This is compared to general and administrative expenses totaling $6,831 for the fiscal year ended July 31, 2010. This increase in general and administrative expenses is largely attributed to an increase in fees paid to consultants for services related to developing the Company’ products.

We experienced a net loss of $222,338 for the fiscal year ended July 31, 2011 compared to a net loss of $6,831 for the fiscal year ended July 31, 2010.

Liquidity and Capital Resources

On May 5, 2011, the Company entered into a Subscription Agreement with a non-U.S. company as the purchaser, pursuant to which the Company offered and sold 384,615 shares of common stock, par value $.001 per share, at a purchase price of approximately $1.30 per share for aggregate proceeds of $500,000 in cash. We believe that we will have sufficient funding to expand our business over the next twelve months. We anticipate that any additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

As of July 31, 2011, the Company had cash of $217,802. Management expects that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8:    Financial Statements

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

Item 9:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2011 and July 31, 2010. There have been no changes in or disagreements with either Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

Item 9A: Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and our principle executive officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control Over Financial Reporting

As of July 31, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2011.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Zhen Chen	32	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director 1
Jack G. Stevenson	48	President and Director2

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

Jack G. Stevenson is an IT professional with 25 years of experience in the software industry in Southern California. He has obtained a specialty in the mortgage/escrow industry which he has focused on for the past 6 years. Jack earned a degree in 1990 from Saddleback College.

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

Item 11:    Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for the period from inception through July 31, 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhen Chen CEO	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Jack Stevenson President	201	12,000	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its executive officers or directors. Our executive officers and directors. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, share sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.

Name of Beneficial Owner	Position	Shares	Class	Percent of Class
Zhen Chen POSTAL CODE 130021, BOX 2225, MING DE ROAD POST OFFICE, CHAO YANG, CHANG CHUN CHINA 1300006	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director	33,000,000	Common	48.4%
Jack G. Stevenson 27550 Hillcrest #3G, Mission Viejo, CA 92691	President and Director	0	Common	0%
Directors and Officers as a Group		33,000,000	Common	48.4%

1 Ms. Zhen Chen resigned as President on April 1, 2011

2 Mr. Stevenson was appointed President and Director on April 1, 2011

Item 13: Certain Relationships and Related Transactions

We issued 4,500,000 shares of common stock to Zhen Chen, our president and a member of the board of directors in July 2006, in consideration of $4,500. On January 29, 2011, Zhen Chen, the owner of  4,500,000 shares of common stock of Avatar Ventures Corp. returned 1,750,000 common shares to the Company for cancellation.

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last four fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2011 - $0               Kenne Ruan, CPA, P.C.

2010 - $2,800        Kenne Ruan, CPA, P.C.

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

2011 -$0              Kenne Ruan, CPA, P.C.

2010- $0             Kenne Ruan, CPA, P.C.

2009 - $0            Kenne Ruan, CPA, P.C.

2008 - $0            Kenne Ruan, CPA, P.C.

2007 - $0            Kenne Ruan, CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $0         Kenne Ruan, CPA, P.C.

2010 - $0         Kenne Ruan, CPA, P.C.

2009 - $0         Kenne Ruan, CPA, P.C.

2008 - $0         Kenne Ruan, CPA, P.C.

2007 - $0         Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 - $0         Kenne Ruan, CPA, P.C.

2010 - $0         Kenne Ruan, CPA, P.C.

2009 - $0         Kenne Ruan, CPA, P.C.

2008 - $0         Kenne Ruan, CPA, P.C.

2007 - $0         Kenne Ruan, CPA, P.C.

Item 13: Exhibits

Exhibit No.                      Description

3.1*	Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on October 31, 2007)

3.2*	Bylaws of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on October 31, 2007)

10.1*	Website Design Contract (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on October 31, 2007)

14	Code of Ethics (incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on July 31, 2010)

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2011.

Avatar Ventures Corp.
(Registrant)

By: /s/ Zhen Chen

Zhen Chen
Chief Executive Officer

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Avatar Ventures Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Avatar Ventures Corp. (A development stage company) as of July 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended and for the period August 14, 2006 (date of inception) to July 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avatar Ventures Corp. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period August 14, 2006 (date of inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut November 8, 2011

AVATAR VENTURES Corp.
(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2011

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

AVATAR VENTURES Corp.
(A Development Stage Company)

BALANCE SHEETS
Audited

	July 31, 2011	July 31, 2010

ASSETS

CURRENT ASSETS
Cash	$217,802	$216
Loan Receivable	70,000	-
TOTAL CURRENT ASSETS	$287,802	$216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,390	$6,050
Loans from Related Party	15,839	15,855
TOTAL CURRENT LIABILITIES	$31,229	$21,905

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
68,634,615 at July 31, 2011 (91,000,000 at July 31, 2010) common shares	$68,635	$91,000
Additional Paid in Capital	460,865	(61,500)
Deficit accumulated during the development stage	(272,927)	(51,189)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$256,573	$(21,689)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$287,802	$216

The accompanying notes are an integral part of these financial statements

AVATAR VENTURES Corp.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited
					Cumulative results from
	Three months	Three months	Year	Year	from inception
	ended	ended	ended	ended	(August 14, 2006) to
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010	July 31, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$187,445	$231	$187,645	$231	$188,936
Professional Fees	29,894	6,600	34,094	6,600	83,991
Total Expenses	$217,338	$6,831	$221,738	$6,831	$272,927

Provision for Income Tax	$-	$-	$-	$-	$-
NET LOSS, BEFORE INCOME TAX	$(217,338)	$(6,831)	$(221,738)	$(6,831)	$(272,927)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	68,634,615	91,000,000	68,634,615	91,000,000

The accompanying notes are an integral part of these financial statements

AVATAR VENTURES Corp.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 14, 2006) to July 31, 2011
Audited
					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - August 14, 2006	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share on July 21, 2007	58,500,000	58,500	(54,000)	-	-	4,500

Net loss for the period from inception
to July 31, 2007					(600)	(600)

Balance, July 31, 2007	58,500,000	$58,500	$(54,000)	$-	$(600)	$3,900
Common stock issued for cash at $0.001
per share on May 20, 2008	32,500,000	32,500	(7,500)	-	-	25,000

Net loss for the year ended
July 31, 2008	-	-	-	-	(36,237)	(36,237)

Balance, July 31,2008	91,000,000	$91,000	$(61,500)	$-	$(36,837)	$(7,337)
Net loss for the year ended
July 31, 2009	-	-	-	-	(7,521)	(7,521)

Balance, July 31, 2009	91,000,000	$91,000	$(61,500)	$-	$(44,358)	$(14,858)
Net loss for the year ended
July 31, 2010	-	-	-	-	(6,831)	(6,831)

Balance, July 31, 2010	91,000,000	$91,000	$(61,500)	$-	$(51,189)	$(21,689)
On January 28, 2011, the company:
Cancelled 22,750,000 shares at $0.001,	(22,750,000)	(22,750)	22,750			-

Common stock issued for cash at $1.30
per share on April 24, 2011	384,615	385	499,615			500,000

Net loss for the year ended
July 31, 2011	-	-	-	-	(221,738)	(221,738)

Balance, July 31, 2011	68,634,615	$68,635	$460,865	$-	$(272,927)	$256,573

All shares have been restated to reflect the 12:1 forward split in January 2011

AVATAR VENTURES Corp.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year	Year	August 14, 2006
	ended	ended	(date of inception) to
	July 31, 2011	July 31, 2010	July 31, 2011

OPERATING ACTIVITIES
Net loss	$(221,738)	$(6,831)	$(272,927)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accrued expenses	9,340	6,000	15,390

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(212,398)	$(831)	$(257,537)

FINANCING ACTIVITIES
Proceeds from sale of common stock	(22,365)	84,000	68,635
Additional Paid in Capital	522,365	(84,000)	460,865
Subscription Receivable	-		-
Loan to Related Party	(70,000)		(70,000)
Loan from related party	(16)	1,000	15,839
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$429,984	$1,000	$475,339

NET INCREASE (DECREASE) IN CASH	$217,585	$169	$217,802

CASH, BEGINNING OF PERIOD	$216	$47	$-

CASH, END OF PERIOD	$217,802	$216	$217,802

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

AVATAR VENTURES Corp.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Avatar Ventures Inc. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that date.

Avatar Ventures Inc. is a company that is commencing operations as a developer of mobile marketing solutions, ranging from simple text messaging campaigns to robust mobile applications.
These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $272,927 since inception and has yet to achieve profitable operations and further inception and losses are anticipated in the development of its business, raising achieve profitable operations and further substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its the future obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at (ASC) Topic 915 Development Stage Entities for its characterization of the Company as development stage.

Development Stage Company
The Company complies with the FASB Accounting Standards Codification (ASC) Topic 915 Development Stage Entities for its characterization of the Company as development stage.

Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long- lived that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset of the asset exceeds the fair value.

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

Income Taxes
The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

On January 28, 2011 the Company cancelled 1,750,000 shares at $0.001 per share.

On January 28, 2011 the Company declared a dividend of 12 shares for every share held. The equity statement has been restated to reflect this change.

On April 24, 2011 the Company issued 384,615 shares at $1.30 per share, for $500,000 cash.

4. RELATED PARTY TRANSACTIONS

The Company's CEO has loaned the company $15,839 without interest and fixed term of repayment. The Company paid the President $12,000 in management fees during the three months to July 31, 2011

The Company has loaned the amount of $50,000 to a related party called App Marketing Solutions. The loan is unsecured, bears no interest and repayment is due on April 29, 2013.