Form 10-K/A
period 2011-11-15
Avatar Ventures Corp.
filed 2011-12-02
CIK 1416299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10 - K/A

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-147037

Avatar Ventures Corp.
 (Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes o   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5 (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒  No ☐

The aggregate market value of Avatar Ventures' Common Stock owned by non-affiliates as of November 14, 2011 was $6,093,519.17.

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

PART I

Item 1.    Description of Business

On May 4, 2011, Avatar Ventures Corp. (“AVC”) entered into a binding letter of intent, in anticipation of a final agreement, with Apps Marketing Solutions, Inc. (“AMS”) with respect to the acquisition of all issued and outstanding shares of AMS by AVC.  AMS is a developer of mobile marketing solutions, ranging from simple text messaging campaigns to robust mobile applications.  The AMS Mobile marketing solutions focus on use of smart phones, tablets and other mobile devices to market a brand or message intended to support clients’ integrated marketing strategies.  Mobile marketing is commonly used in order to increase brand awareness, generate customer opt-in databases, and drive attendance to specific events and locations.  AMS has also been developing iText Direct which is a proprietary SMS solution as well as a mobile web site intended to assist clients with an easy manner in which to navigate existing mobile web sites and/or build new mobile web sites.

Avatar Ventures Corp. was incorporated in the state of Nevada on August 14, 2006. The Company's first product in development is a cellular phone car adapter that enables cellular text messages and wireless emails to be displayed on a small LCD screen attached to the car's dashboard area. Text message and emails received by the user's cellular phone will be wirelessly transmitted to the car adapter via Bluetooth technology.

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

Government Regulation

The Company is currently not subject to any government regulations.

Offices

The Company's headquarters and executive address is located at 27281 Las Ramblas, Suite 200 Mission Viejo, California 92691. Our telephone number is 949-420-3100.

Employees

We currently do not have any employees other than our Officers and Directors.

Subsidiaries

We do not have any subsidiaries.

Bankruptcy, Receivership, or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceedings.

Patents and Trademarks

We do not have any patents or trademarks.

Legal Proceedings

We are not a party to any material legal proceeding. No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

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

Item 2:    Description of Property

The Company rents its headquarters and executive offices, located at 27281 Las Ramblas, Suite 200, Mission Viejo, California 92691. Our telephone number is 949-420-3100.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Avatar Ventures Corp., or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Removed and Reserved.

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

Results of Operations

There were no revenues generated for the fiscal period ended July 31, 2011 and no revenues have been earned by the Company since its inception.

General and administrative expenses totaled $187,445 for the fiscal year ended July 31, 2011. This is compared to general and administrative expenses totaling $6,831 for the fiscal year ended July 31, 2010. This increase in general and administrative expenses is largely attributed to an increase in fees paid to consultants for services related to developing the Company’ products.

We experienced a net loss of $221,738 for the fiscal year ended July 31, 2011 compared to a net loss of $6,831 for the fiscal year ended July 31, 2010.

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

At July 31, 2011, the Company's total current assets were $217,802 and its total current liabilities were $31, 229.

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

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and our principal executive officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

There are no material changes to procedures by which security holders may recommend nominees to the Company's board of directors as of the date of this report.

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

Jack G. Stevenson, President. On April 1, 2011, Mr. Jack G. Stevenson of Mission Viejo, California, was appointed director and president of the Company to serve at the discretion of the board of directors, until his successor is dully appointed and qualified. Jack G. Stevenson is an IT professional with 25 years of experience in the software industry in Southern California, with speciality in the mortgage/escrow industry. Mr. Stevenson earned a degree in 1990 from Saddleback College.  Mr. Stevenson was a self-employed race timing specialist from January 2006 to April. 2011 and an account representative for Robert Half International from July 2008 to July 2009, several administrative positions for Ultimate Staffing from Sept. 2009 to January 2011.

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2011, Form 3 reports were not timely filed by Zhen Chen, the Company's President.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhen Chen CEO	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Jack Stevenson President	2011	12,000	0	0	0	0	0	0	0

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

Item 13: Certain Relationships and Related Transactions, and Director Independence

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

Item 15: Exhibits

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of December, 2011.

Avatar Ventures Corp.
(Registrant)

By: /s/ Zhen Chen

Zhen Chen
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

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
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Avatar Ventures Corp. was incorporated on August 14, 2006, under the laws of the State of Nevada, U.S.A. Operations started on that date.

Avatar Ventures Corp. is a company that is commencing operations as a developer of mobile marketing solutions, ranging from simple text messaging campaigns to robust mobile applications.

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

4. RELATED PARTY TRANSACTIONS

The Company's CEO has loaned the company $15,839 without interest and fixed term of repayment. The Company paid the President $12,000 in management fees during the three months prior to July 31, 2011.

The Company has loaned the amount of $50,000 to a related party called App Marketing Solutions. The loan is unsecured, bears no interest and repayment is due on April 29, 2013.