Form 10-Q
period 2011-08-31
Avatar Ventures Corp.
filed 2011-12-19
CIK 1416299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to____________________________

Commission File Number 333-147037

Avatar Ventures Corp.
 (Exact name of registrant as specified in it’s charter)

Nevada	45-1689814
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

27281 Las Ramblas, Suite 200 Mission Viejo, California 92691
 (Address of principal executive offices)(Zip Code)

949-420-3100
(Registrant’s telephone number, including area code)

                                                               N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                    ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.Large accelerated filer☐  Accelerated filer ☐       Non-accelerated filer ☐    (Do not check if a smaller reporting company)      Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes       ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
☐Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of each class of Avatar Ventures' capital stock outstanding as of December 14, 2011: 68,634,615 shares of common stock

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2011	July 31, 2011

ASSETS

CURRENT ASSETS
Cash	$43,360	$217,802
Loan Receivable	132,100	70,000
TOTAL CURRENT ASSETS	$175,460	$287,802

Intangible Assets	$94,398	$50,179
TOTAL ASSETS	$269,858	$337,981

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,798	$15,390
Loans from Related Party	15,839	15,839
TOTAL CURRENT LIABILITIES	$38,637	$31,229

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
68,634,615 at October 31, 2011 (and at July 31, 2010) common shares	$68,635	$68,635
Additional Paid in Capital	460,865	460,865
Deficit accumulated during the development stage	(298,279)	(222,748)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$231,221	$306,752
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$269,858	$337,981

The accompanying notes are an integral part of these financial statements

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results from
	3 months	3 months	from inception
	ended	ended	(August 14, 2006) to
	October 31, 2011	October 31, 2010	October 31, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$70,531	$3,200	$209,288
Professional Fees	5,000	-	88,991
Total Expenses	$75,531	$3,200	$298,279

Provision for Income Tax	$-	$-	$-
NET LOSS, BEFORE INCOME TAX	$(75,531)	$(3,200)	$(298,279)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	68,634,615	91,000,000

The accompanying notes are an integral part of these financial statements

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 17, 2006) to October 31, 2011
Unaudited
					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - August 17, 2006	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share on July 21, 2007	58,500,000	58,500	(54,000)	-	-	4,500

Net loss for the period from inception
to July 31, 2007					(600)	(600)

Balance, July 31, 2007	58,500,000	$58,500	$(54,000)	$-	$(600)	$3,900
Common stock issued for cash at $0.001
per share on May 20, 2008	32,500,000	32,500	(7,500)	-	-	25,000

Net loss for the year ended
July 31, 2008	-	-	-	-	(36,237)	(36,237)

Balance, July 31,2008	91,000,000	$91,000	$(61,500)	$-	$(36,837)	$(7,337)
Net loss for the year ended
July 31, 2009	-	-	-	-	(7,521)	(7,521)

Balance, July 31, 2009	91,000,000	$91,000	$(61,500)	$-	$(44,358)	$(14,858)
Net loss for the year ended
July 31, 2010	-	-	-	-	(6,831)	(6,831)

Balance, July 31, 2010	91,000,000	$91,000	$(61,500)	$-	$(51,189)	$(21,689)
On January 28, 2011, the company:
Cancelled 22,750,000 shares at $0.001,	(22,750,000)	(22,750)	22,750			-

Common stock issued for cash at $1.30
per share on April 24, 2011	384,615	385	499,615			500,000

Net loss for the year ended
July 31, 2011	-	-	-	-	(171,560)	(171,560)

Balance, July 31, 2011	68,634,615	$68,635	$460,865	$-	$(222,749)	$306,752
Net loss for the year ended
October 31, 2011	-	-	-	-	(75,531)	(75,531)

Balance, October 31, 2011	68,634,615	$68,635	$460,865	$-	$(298,279)	$231,221

All shares have been restated to reflect the 12:1 forward split in January 2011

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months	3 months	August 17, 2006
	ended	ended	(date of inception) to
	October 31, 2011	October 31, 2010	October 31, 2011

OPERATING ACTIVITIES
Net loss	$(75,531)	$(3,200)	$(298,279)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accrued expenses	7,408	3,000	22,798

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(68,122)	$(200)	$(275,480)

INVESTING ACTIVITIES
Intangible assets	(44,219)	-	(94,398)
Loan to Related Party	(62,100)
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$(106,319)	$-	$(94,398)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	68,635
Additional Paid in Capital	-	-	460,865
Subscription Receivable	-		-
Loan from related party	-	-	15,839
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$(62,100)	$-	$413,239

NET INCREASE (DECREASE) IN CASH	$(174,442)	$(200)	$43,360

CASH, BEGINNING OF PERIOD	$217,802	$216	$-

CASH, END OF PERIOD	$43,360	$16	$43,360

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements

AVATAR VENTURES Corp.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011

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

As a provider of mobile marketing and online marketing solutions the Company announced its new mobile offering October 20, 2011. Small business operators are realizing that mobile marketing is now critical to their business success, but these busy entrepreneurs often lack the time and expertise to create and maintain any type of mobile presence. The Company now offers an affordable, professional option to promote a small business with a custom Direct Connect package which includes text messaging, mobile web site and custom iPhone, Android and Blackberry apps for under $400.00.

The Company’s product is designed to help small businesses harness the power of mobile, The Company intends to:

    ●    Professionally design and produce a mobile website and mobile app, optimized to increase mobile exposure on any smartphone;
    ●    Produce QR codes and text messaging campaigns to link a company’s advertising material to its new site and app.

In 2012 Avatar Ventures expects expansion of the company’s product offerings into online, social media and location- based marketing with the opening of four additional agencies. Products such as web site development, social media pages and video production will allow the company to offer a complete digital marketing solution for small to medium sized business.

Competition

There are wide ranges of companies that offer services similar to those provided by AMR. Some of our competitors may have greater access to capital than we do and may use these resources to engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond. We expect that competition will continue to increase, primarily because of the forecast for growth in the industry.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $392,677 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising achieve profitable operations and further substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its future obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at (ASC) Topic 915 "Development Stage Entities" for its characterization of the Company as development stage.

Development Stage Company
The Company complies with the FASB Accounting Standards Codification (ASC) Topic 915 "Development Stage Entities" for its characterization of the Company as development stage.

Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long- lived Assets. Their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset of the asset exceeds the fair value.

AVATAR VENTURES Corp.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011

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

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2011, diluted net loss per share is equivalent to basic net loss per share.

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

4. RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the Company $15,839 without interest and fixed term of repayment. The Company paid the President $6,000 in management fees during the three months to October 31, 2011

The Company has loaned the amount of $132,100 to a related party called App Marketing Solutions.  The loan is unsecured, bears no interest and repayment is due as follows:
$70,000 on April 29, 2013
$15,000 on September 19,2013
$17,100 on October 13, 2013
$30,000 on July 30, 2013

5. RESTATEMENT NOTE

Due to an accounting reclassification, the Company has restated its Balance Sheet and Income Statement as at October 31, 2011. Web Design work was incorrectly classified as an expense instead of being capitalized.

Year ended July 31, 2011

	ORIGINAL	CORRECTED	RESTATED
Fixed Assets	0	50,179	50,179

Office & General	187,645	(50,179)	137,466

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financialperformance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us", "our", "the Company", "our Company" and "Avatar" mean Avatar Ventures Corp., unless otherwise indicated.

Overview

Avatar Ventures Corp. was incorporated in the state of Nevada on August 17, 2006. On May 4, 2011, Avatar Ventures Corp. (“AVC”) entered into a binding letter of intent with Apps Marketing Solutions, Inc. (“AMS”) with respect to the acquisition of all issued and outstanding shares of AMS by AVC.

AMS is a developer of mobile marketing solutions, ranging from simple text messaging campaigns to robust mobile applications.  The AMS Mobile marketing solutions focus on use of smart phones, tablets and other mobile devices to market a brand or message intended to support clients’ integrated marketing strategies.  Mobile marketing is commonly used in order to increase brand awareness, generate customer opt-in databases, and drive attendance to specific events and locations. As a provider of mobile marketing and online marketing solutions the Company announced its new mobile offering October 20, 2011. Small business operators are beginning to realize that mobile marketing is now critical to their business success, but these busy entrepreneurs often lack the time and expertise to create and maintain any type of mobile presence. The Company now offers an affordable, professional option to promote a small business with a custom Direct Connect package which includes text messaging, mobile web site and custom iPhone, Android and Blackberry apps for under $400.00.

Results of Operations

Avatar has not generated any revenues for the three months ended October 31, 2011.

The Company had office and general expenses of $70,531 for the three months ended October 31, 2011, compared to office and general expenses of $3,200 for the three months ended October 31, 2011. The increase in office and general expense experienced by the Company is largely attributed to an increase in fees paid to consultants for services related to developing the Company’s products. Since the Company's inception, office and general expenses have totaled $209,288.

For the three months ended October 31, 2011, the Company experienced Professional Fees of $5,000 as compared to Professional Fees of nil for the three month period ended October 31, 2010. The increase in professional fees are related to expenses of the Company to maintain the Company's status as a publicly reporting company. since the Company's inceptions, professional fees have totaled $88,991.

For the three months ended October 31, 2011, the Company experienced a net loss of $75,531 as compared to a loss of $3,200 for the three months ended October 31, 2010. Since the Company's inception, the Company's net losses have totaled $298,279.

Liquidity and Capital Resources

As of October 31, 2011, the Company has total assets of $269,858, including total current assets of $175,460, which is a decline from July 31, 2011, at which time the Company had total assets of $337,981, including total current assets of $287,802.  The Company’s total current liabilities were $38,637 as if October 31, 2011, which was an increase from total current liabilities of $31,229 as of July 31, 2011.

The Company has satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of October 31, 2011, the Company has cash on hand in the amount of $43,360. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Off Balance Sheet Arrangements

As of October 31, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's principal executive officer and principal financial officer. Based upon that evaluation, our Company's principal executive officer and principal financial officer concluded that as of October 31, 2011, our disclosure controls and procedures were not effective due to the existence of material weaknesses (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting, as discussed below.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

As of July 31, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President and principal executive officer, who also acts as our principal financial officer, concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of December 31, 2010.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pusuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avatar Ventures Corp..

By /s/ Date: December 19, 2011

/s/ Zhen Chen
Zhen Chen
CEO and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer