Form 10-Q/A
period 2011-08-31
Avatar Ventures Corp.
filed 2012-01-17
CIK 1416299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q/A
(Amendment No. 1)

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pusuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avatar Ventures Corp..

By /s/ Date: January 13, 2012

/s/ Zhen Chen
Zhen Chen
CEO and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer