Form 10-Q
period 2012-01-31
Avatar Ventures Corp.
filed 2012-03-19
CIK 1416299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to____________________

Commission File Number 333-147037

Avatar Ventures Corp.
 (Exact name of registrant as specified in it’s charter)

Nevada	45-1689814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27281 Las Ramblas, Suite 200 Mission Viejo, California 92691
 (Address of principal executive offices)(Zip Code)

949-420-3100
(Registrant’s telephone number, including area code)

______________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.Large accelerated filer ☐  Accelerated filer ☐        Non-accelerated filer ☐(Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
☐Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of each class of Avatar Ventures' capital stock outstanding as of March 14, 2012: 68,634,615 shares of common stock

PART I—FINANCIAL INFORMATION

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

January 31, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	January 31, 2012	July 31, 2011

ASSETS

CURRENT ASSETS
Cash	$1,817	$217,802
Loan Receivable	132,100	70,000
TOTAL CURRENT ASSETS	$133,917	$287,802

Intangible Assets	$108,321	$50,179

TOTAL ASSETS	$242,238	$337,981

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$43,850	$15,390
Loans from Related Party	15,839	15,839
TOTAL CURRENT LIABILITIES	$59,689	$31,229

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
68,634,615 at January 31, 2012 (and at July 31, 2010) common shares	$68,635	$68,635
Additional Paid in Capital	460,865	460,865
Deficit accumulated during the development stage	(346,951)	(222,748)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$182,549	$306,752
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$242,238	$337,981

The accompanying notes are an integral part of these financial statements

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results from
	Three months	Three months	6 months	6 months	from inception
	ended	ended	ended	ended	(August 14, 2006) to
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	January 31, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$45,772	$-	$116,302	$200	$255,059
Professional Fees	2,900	600	7,900	3,600	91,891
Total Expenses	$48,672	$600	$124,202	$3,800	$346,951

Provision for Income Tax	$-	$-	$-	$-	$-
NET LOSS, BEFORE INCOME TAX	$(48,672)	$(600)	$(124,202)	$(3,800)	$(346,951)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	68,634,615	89,269,022	68,634,615	90,134,511

The accompanying notes are an integral part of these financial statements

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 14, 2006) to January 31, 2012
Unaudited
					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - August 14, 2006	-	-	-	-	-	-

Common stock issued for cash at $0.001
per share on July 21, 2007	58,500,000	58,500	(54,000)	-	-	4,500

Net loss for the period from inception
to July 31, 2007					(600)	(600)

Balance, July 31, 2007	58,500,000	$58,500	$(54,000)	$-	$(600)	$3,900
Common stock issued for cash at $0.001
per share on May 20, 2008	32,500,000	32,500	(7,500)	-	-	25,000

Net loss for the year ended
July 31, 2008	-	-	-	-	(36,237)	(36,237)

Balance, July 31,2008	91,000,000	$91,000	$(61,500)	$-	$(36,837)	$(7,337)
Net loss for the year ended
July 31, 2009	-	-	-	-	(7,521)	(7,521)

Balance, July 31, 2009	91,000,000	$91,000	$(61,500)	$-	$(44,358)	$(14,858)
Net loss for the year ended
July 31, 2010	-	-	-	-	(6,831)	(6,831)

Balance, July 31, 2010	91,000,000	$91,000	$(61,500)	$-	$(51,189)	$(21,689)
On January 28, 2011, the company:
Cancelled 22,750,000 shares at $0.001,	(22,750,000)	(22,750)	22,750			-

Common stock issued for cash at $1.30
per share on April 24, 2011	384,615	385	499,615			500,000

Net loss for the year ended
July 31, 2011	-	-	-	-	(171,560)	(171,560)

Balance, July 31, 2011	68,634,615	$68,635	$460,865	$-	$(222,749)	$306,752
Net loss for the year ended
January 31, 2012	-	-	-	-	(124,202)	(124,202)

Balance, January 31, 2012	68,634,615	$68,635	$460,865	$-	$(346,951)	$182,549

All shares have been restated to reflect the 12:1 forward split in January 2011

AVATAR VENTURES Corp.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	6 months	6 months	August 14, 2006
	ended	ended	(date of inception) to
	January 31, 2012	January 31, 2011	January 31, 2012
OPERATING ACTIVITIES
Net loss	$(124,202)	$(3,800)	$(346,951)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accrued expenses	28,460	3,600	43,850

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(95,742)	$(200)	$(303,101)

INVESTING ACTIVITIES
Loan to Related Party	(62,100)	-	(132,100)
Intangible Assets	(58,142)	-	(108,321)
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$(120,242)	$-	$(240,421)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	68,635
Additional Paid in Capital	-	-	460,865
Subscription Receivable	-		-
Loan from related party	-	-	15,839
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$545,339

NET INCREASE (DECREASE) IN CASH	$(215,985)	$(200)	$1,817

CASH, BEGINNING OF PERIOD	$217,802	$216	$-

CASH, END OF PERIOD	$1,817	$16	$1,817

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

OTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $346,951 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising achieve profitable operations and further substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its the future obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at January 31, 2012, diluted net loss per share is equivalent to basic net loss per share.

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

4. RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the company $15,839 without interest and fixed term of repayment. The Company paid the President $9,500 in management fees during the six months to January 31, 2012
The Company has loaned the amount of $132,100 to a related party called App Marketing Solutions.  The loan is unsecured, bears no interest and repayment is due as follows:
$70,000 on April 29, 2013
$15,000 on September 19, 2013
$17,100 on October 13, 2013
$30,000 on July 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

Avatar has not generated any revenues for the three months ended January 31, 2012.

The Company experienced office and general expenses of $45,772 for the three months ended January 31, 2012, compared to office and general expenses of nil for the three months ended January 31, 2011. The increase in office and general expense experienced by the Company is largely attributed to an increase in fees paid to consultants for services related to developing the Company’ products.

For the three months ended January 31, 2012, the Company experienced Professional Fees of $2,900 as compared to Professional Fees of $600 for the three month period ended January 31, 2011

For the three months ended January 31, 2012, the company experienced a net loss of $48,672 as compared to a loss of $600 for the three months ended January 31, 2011.

Liquidity and Capital Resources

The Company has satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of January 31, 2012, the Company has cash on hand in the amount of $1,817. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in our Form 10-K Part II, Item 9A(T) as of July 31, 2011, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of January 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.
31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer **
*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avatar Ventures Corp.

BY /s/ Date: March 19, 2012

/s/ Zhen Chen
Zhen Chen
CEO and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer