Form 10-Q
period 2012-04-30
Avatar Ventures Corp.
filed 2012-06-19
CIK 1416299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to________________________________

Commission File Number 333-147037

Avatar Ventures Corp.
 (Exact name of registrant as specified in it’s charter)

Nevada	45-1689814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27281 Las Ramblas, Suite 200 Mission Viejo, California 92691
 (Address of principal executive offices)(Zip Code)

877 816-4580
(Registrant’s telephone number, including area code)

______________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                     ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  (Do not check if a smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
☐Yes☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of each class of Avatar Ventures' capital stock outstanding as of June 14, 2012: 68,634,615 shares of common stock

TABLE of CONTENTS

		PAGE NUMBER

PART I -- FINANCIAL INFORMATION
		3
Item 1.	Financial Statements
		10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
		11
Item 4.	Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		13

PART I—FINANCIAL INFORMATION

AVATAR VENTURES Corp.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
April 30, 2012 (Unaudited)

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

(A Development Stage Company)
CONDENSED BALANCE SHEETS
Unaudited

	April 30, 2012 Unaudited	July 31, 2011 Audited
ASSETS
CURRENT ASSETS
Cash	$49	$217,802
Loan Receivable	70,000	70,000
TOTAL CURRENT ASSETS	$70,049	$287,802

Intangible Assets	$108,427	$50,179
Long-term Loan Receivable	62,100	-
TOTAL ASSETS	$240,576	$337,981

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$50,200	$15,390
Loans from Related Party	10,990	15,839
TOTAL CURRENT LIABILITIES	$61,190	$31,229

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
68,634,615 at April 30, 2012 (and at July 31, 2011) common shares	$68,635	$68,635
Additional Paid in Capital	460,865	460,865
Deficit accumulated during the development stage	(350,114)	(222,748)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$179,386	$306,752
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$240,576	$337,981

The accompanying notes are an integral part of these financial statements

(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended April 30, 2012	Three months ended April 30, 2011	Nine months ended April 30, 2012	Nine months ended April 30, 2011	From inception (August 14, 2006) to April 30, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$23,662	$200	$139,965	$200	$278,722
Professional Fees	(20,499)	4,200	(12,599)	4,200	71,392
Total Expenses	$3,163	$4,400	$127,366	$4,400	$350,114

Provision for Income Tax	$-	$-	$-	$-	$-
NET LOSS, BEFORE INCOME TAX	$(3,163)	$(4,400)	$(127,366)	$(4,400)	$(350,114)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	68,634,615	68,250,000	68,634,615	91,000,000

The accompanying notes are an integral part of these financial statements

AVATAR VENTURES Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 14, 2006) to April 30, 2012
Unaudited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - August 14, 2006	-	-	-	-	-

Common stock issued for cash at $0.001
per share on July 21, 2007	58,500,000	58,500	(54,000)	-	4,500

Net loss for the period from inception
to July 31, 2007				(600)	(600)

Balance, July 31, 2007	58,500,000	$58,500	$(54,000)	$(600)	$3,900
Common stock issued for cash at $0.001
per share on May 20, 2008	32,500,000	32,500	(7,500)	-	25,000
Net loss for the year ended
July 31, 2008	-	-	-	(36,237)	(36,237)

Balance, July 31,2008	91,000,000	$91,000	$(61,500)	$(36,837)	$(7,337)
Net loss for the year ended
July 31, 2009	-	-	-	(7,521)	(7,521)

Balance, July 31, 2009	91,000,000	$91,000	$(61,500)	$(44,358)	$(14,858)
Net loss for the year ended
July 31, 2010	-	-	-	(6,831)	(6,831)

Balance, July 31, 2010	91,000,000	$91,000	$(61,500)	$(51,189)	$(21,689)
On January 28, 2011, the company:
Cancelled 22,750,000 shares at $0.001	(22,750,000)	(22,750)	22,750		-

Common stock issued for cash at $1.30
per share on April 24, 2011	384,615	385	499,615		500,000
Net loss for the year ended
July 31, 2011	-	-	-	(171,560)	(171,560)

Balance, July 31, 2011	68,634,615	$68,635	$460,865	$(222,749)	$306,752
Net loss for the period ended
April 30, 2012	-	-	-	(127,366)	(127,366)

Balance, April 30, 2012	68,634,615	$68,635	$460,865	$(350,114)	$179,386

All shares have been restated to reflect the 12:1 forward split in January 2011

The accompanying notes are an integral part of these financial statements

(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	9 months	9 months	August 14, 2006
	ended	ended	(date of inception) to
	April 30, 2012	May 1, 2011	April 30, 2012

OPERATING ACTIVITIES
Net loss	$(127,366)	$(4,400)	$(350,114)
Adjustment to reconcile net loss to net cash
used in operating activities
Short Term Receivable	-	-	(70,000)
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accrued expenses	34,810	4,200	50,200
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(92,556)	$(200)	$(369,914)

INVESTING ACTIVITIES
Long Term Receivable	(62,100)		(62,100)
Loan to Related Party	(4,849)	(50,000)	10,990
Intangible Assets	(58,248)	-	(108,427)
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$(125,197)	$(50,000)	$(240,527)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	385	68,635
Additional Paid in Capital	-	499,615	460,865
Subscription Receivable	-		-
Loan from related party	-	(16)	15,839
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$499,984	$545,339

NET INCREASE (DECREASE) IN CASH	$(217,752)	$449,784	$49

CASH, BEGINNING OF PERIOD	$217,802	$216	$-

CASH, END OF PERIOD	$49	$450,000	$49

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $350,114 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising achieve profitable operations and further substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its the future obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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
The intangible asset is the construction of the Web site, and as yet is not in use, so no amortization has been considered.

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

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2012, diluted net loss per share is equivalent to basic net loss per share.

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

4. RELATED PARTY TRANSACTIONS

The Company's sole officer has loaned the company $10,990 without interest and fixed term of repayment. The Company paid the President $25,500 in management fees during the nine months to April 30, 2012

The Company has loaned the amount of $132,100 to a related party called App Marketing Solutions of which $70,000 is short term (see below).  The loan is unsecured, bears no interest and repayment is due as follows:
$70,000 on April 29, 2013
$15,000 on September 19, 2013
$17,100 on October 13, 2013
$30,000 on July 30, 2013

On March 5, 2012 Mr. Jack Stevenson resigned as President and Director, and was replaced by Mr. Voltaire Gomez.

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

Results of Operations

Avatar has generated nil revenues for the three months ended January 31, 2012. From Inception through April 30, 2012, the Company has generated nil revenues.

The Company experienced office and general expenses of $23,662 for the three months ended April 30, 2012, compared to office and general expenses of $200 for the three months ended April 30, 2011. The increase in office and general expense experienced by the Company is largely attributed to an increase in fees paid to consultants for services related to developing the Company’s products.

For the three months ended April 30, 2012, the Company experienced Professional Fees of $($20,499) as compared to Professional Fees of $4,200 for the three month period ended April 30, 2011. The decrease in professional fees experienced by the Company is largely attributed to write-offs of accounting fees accrued.

For the three months ended April 30, 2012, the company experienced a net loss of $3,163 as compared to a loss of $4,400 for the three months ended April 30, 2011.

Liquidity and Capital Resources

The Company has satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of April 30, 2012, the Company has cash on hand in the amount of $49. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of April 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BY /s/ Date: June 19, 2012

/s/ Zhen Chen
Zhen Chen
CEO and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer